Form 10-Q
period 2021-07-04
CIRCOR INTERNATIONAL INC
filed 2021-08-10
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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

As of August 4, 2021, there were 20,252,728 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	July 4, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,181	$76,452
Trade accounts receivable, less allowance for doubtful accounts of $8,596 and $9,035 at July 4, 2021 and December 31, 2020, respectively	96,591	102,730
Inventories	136,012	129,084
Prepaid expenses and other current assets	109,683	93,226
Assets held for sale	—	5,073
Total Current Assets	414,467	406,565
PROPERTY, PLANT AND EQUIPMENT, NET	160,817	168,763
OTHER ASSETS:
Goodwill	156,785	158,944
Intangibles, net	328,957	353,595
Deferred income taxes	776	779
Other assets	40,199	41,882
TOTAL ASSETS	$1,102,001	$1,130,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,224	$61,236
Accrued expenses and other current liabilities	72,294	75,624
Accrued compensation and benefits	29,721	28,332
Total Current Liabilities	170,239	165,192
LONG-TERM DEBT	512,375	507,888
DEFERRED INCOME TAXES	27,562	28,980
PENSION LIABILITY, NET	156,501	163,642
OTHER NON-CURRENT LIABILITIES	52,284	58,785
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,620,528 and 21,373,813 issued at July 4, 2021 and December 31, 2020 respectively	216	214
Additional paid-in capital	452,512	452,728
(Accumulated deficit) retained earnings	(109,143)	(86,461)
Common treasury stock, at cost (1,372,488 shares at July 4, 2021 and December 31, 2020)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(86,073)	(85,968)
Total Shareholders’ Equity	183,040	206,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,102,001	$1,130,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net revenues	$190,346	$186,066	$371,001	$378,279
Cost of revenues	130,460	127,105	255,034	259,275
Gross profit	59,886	58,961	115,967	119,004
Selling, general and administrative expenses	58,023	54,738	114,526	114,296
Impairment charges	—	—	—	116,182
Special and restructuring charges (recoveries), net	6,803	5,607	5,995	(36,685)
Operating income (loss)	(4,940)	(1,384)	(4,554)	(74,789)
Other expense (income):
Interest expense, net	7,957	8,486	16,327	17,497
Other expense (income), net	(1,173)	2,144	(2,676)	(536)
Total other expense, net	6,784	10,630	13,651	16,961
Income (loss) from continuing operations before income taxes	(11,724)	(12,014)	(18,205)	(91,750)
Provision for (benefit from) income taxes	2,961	(21,769)	3,360	(13,395)
Income (loss) from continuing operations, net of tax	(14,685)	9,755	(21,565)	(78,355)
Income (loss) from discontinued operations, net of tax	(878)	(43,847)	(1,117)	(34,685)
Net loss	$(15,563)	$(34,092)	$(22,682)	$(113,040)

Basic income (loss) per common share:
Basic from continuing operations	$(0.73)	$0.49	$(1.07)	$(3.93)
Basic from discontinued operations	$(0.04)	$(2.19)	$(0.06)	$(1.74)
Net loss	$(0.77)	$(1.71)	$(1.13)	$(5.66)

Diluted income (loss) per common share:
Diluted from continuing operations	$(0.73)	$0.48	$(1.07)	$(3.93)
Diluted from discontinued operations	$(0.04)	$(2.16)	$(0.06)	$(1.74)
Net loss	$(0.77)	$(1.68)	$(1.13)	$(5.66)

Weighted average number of common shares outstanding:
Basic	20,230	19,987	20,143	19,962
Diluted	20,230	20,286	20,143	19,962
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net loss	$(15,563)	$(34,092)	$(22,682)	$(113,040)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	232	14,090	(3,364)	(6,235)
Interest rate swap adjustments (1)	1,562	755	3,148	(1,565)
Pension adjustment	49	43	111	82
Other comprehensive income (loss), net of tax	1,843	14,888	(105)	(7,718)
COMPREHENSIVE LOSS	$(13,720)	$(19,204)	$(22,787)	$(120,758)

(1) Net of an income tax effect of $0.0 million and $0.2 million for the three months ended July 4, 2021 and June 28, 2020, respectively, and $0.0 million and $(0.5) million for the six months ended July 4, 2021 and June 28, 2020 respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
OPERATING ACTIVITIES	July 4, 2021	June 28, 2020
Net loss	$(22,682)	$(113,040)
Income (loss) from discontinued operations, net of income taxes	(1,117)	(34,685)
Loss from continuing operations	(21,565)	(78,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,970	10,079
Amortization	21,353	21,492
Change in provision for bad debt expense	(350)	7,768
Write down of inventory	961	352
Compensation expense for share-based plans	2,903	2,290
Amortization of debt issuance costs	2,005	5,488
Deferred tax provision	823	—
Goodwill Impairment	—	116,182
(Gain) Loss on sale of businesses	1,031	(54,253)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	6,345	768
Inventories	(14,038)	(12,370)
Prepaid expenses and other assets	(17,792)	(25,264)
Accounts payable, accrued expenses and other liabilities	214	(31,475)
Net cash used in continuing operating activities	(6,140)	(37,298)
Net cash used in discontinued operating activities	(579)	(11,532)
Net cash used in operating activities	(6,719)	(48,830)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,038)	(6,815)
Proceeds from the sale of property, plant and equipment	2	(142)
Proceeds from the sale of business	9,993	169,375
Proceeds from beneficial interest of factored receivables	998	1,339
Net cash provided by continuing investing activities	4,955	163,757
Net cash provided by (used in) discontinued investing activities	—	(10,071)
Net cash provided by investing activities	4,955	153,686
FINANCING ACTIVITIES
Proceeds from long-term debt	103,350	129,325
Payments of long-term debt	(100,250)	(191,141)
Proceeds from the exercise of stock options	151	118
Withholding tax payments on net share settlements of equity awards	(4,119)	—
Net cash provided by (used in) financing activities	(868)	(61,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,627)	(2,421)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,259)	40,737
Cash, cash equivalents, and restricted cash at beginning of period	77,696	85,727
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$73,437	$126,464

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$647	$577
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JULY 4, 2021 AND JUNE 28, 2020
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041
Net loss	—	—	—	(7,119)	—	—	(7,119)
Other comprehensive loss, net of tax	—	—	—	—	(1,948)	—	(1,948)
Conversion of restricted stock units and tax withholding on net share settlements	165	2	(2,423)	—	—	—	(2,421)
Stock options exercised	5	—	151	—	—	—	151
Share-based plan compensation	—	—	1,402	—	—	—	1,402
Balance as of April 4, 2021	20,171	$216	$451,858	$(93,580)	$(87,916)	$(74,472)	$196,106

Net loss	—	—	—	(15,563)	—		(15,563)
Other comprehensive income, net of tax				—	1,843		1,843
Conversion of restricted stock units and tax withholding on net share settlements	59	—	(847)	—	—	—	(847)
Stock options exercised	18	—	—	—	—	—	—
Share-based plan compensation	—	—	1,501	—	—	—	1,501
Balance as of July 4, 2021	20,248	216	452,512	(109,143)	(86,073)	(74,472)	183,040

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(78,948)	—	—	(78,948)
Other comprehensive loss, net of tax	—	—	—	—	(22,606)	—	(22,606)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Conversion of restricted stock units	41	—	420	—	—	—	420
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	673	—	—	—	673
Balance as of March 29, 2020	19,956	$213	$447,867	$20,110	$(102,873)	$(74,472)	$290,845

Net loss	—	—	—	(34,092)	—	—	(34,092)
Other comprehensive income, net of tax	—	—	—	—	14,888	—	14,888
Conversion of restricted stock units	38	1	(134)	—	—	—	(133)
Share-based plan compensation	—	—	1,843	—	—	—	1,843
Balance as of June 28, 2020	19,994	$214	$449,576	$(13,982)	$(87,985)	$(74,472)	$273,351

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CIRCOR International, Inc. ("CIRCOR" or the "Company") have been prepared according to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”) for interim reporting, along with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, the unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles it uses for its annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. The Company believes that the disclosures made in its condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three and six months ended July 4, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended July 4, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except as updated below with respect to newly adopted accounting standards.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, acquisition accounting, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

New Accounting Standards - Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01 which clarified the scope of Topic 848. Topic 848 contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other areas or transactions that are impacted by reference rate reform (i.e., by the transition of LIBOR and other interbank offered rates to alternative reference interest rates). The new standard was effective upon issuance and generally can be applied to contract modifications through December 31, 2022. The Company adopted this standard as of January 1, 2021, and intends to apply the provisions of this standard to contract modifications if and when applicable. During the interim period ended July 4, 2021, the adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

(3) Discontinued Operations

Discontinued Operations

During 2020, the Company’s wholly-owned subsidiary, CIRCOR Energy Products LLC ("CEP"), completed the disposition of its DV business. The transaction is subject to an earn out of 50% of net profit (only if positive) from closing through December 31, 2022. As part of the transaction, CEP retained certain liabilities and responsibility for closing CEP's Mexico manufacturing facility. During the three and six months ended July 4, 2021, the Company incurred net charges for the settlement of certain retained liabilities.

The following table presents the summarized components of income (loss) from discontinued operations of the DV business for the three and six months ended July 4, 2021 and June 28, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net revenues	$—	$3,818	$—	$10,055
Cost of revenues	—	15,040	—	26,398
Gross profit (loss)	—	(11,222)	—	(16,343)
Selling, general and administrative expenses	(84)	5,935	(84)	9,074
Special and restructuring charges (recoveries), net	200	20,454	48	19,126
Operating income (loss)	(116)	(37,611)	36	(44,543)
Other (income) expense:
Interest (income), net	—	(7)	—	(14)
Other (income) expense, net	780	(5,191)	898	219
Total other (income) expense, net	780	(5,198)	898	205
Income (loss) from discontinued operations, before income taxes	(896)	(32,413)	(862)	(44,748)
Provision for (benefit from) income tax	(18)	11,434	255	(10,063)
Income (loss) from discontinued operations, net of tax	$(878)	$(43,847)	$(1,117)	$(34,685)

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

As of July 4, 2021, the Company had $220.1 million of transaction price related to remaining performance obligations. The Company expects to recognize approximately 45% of its remaining performance obligations as revenue during the remainder of 2021, 37% in 2022, and the remaining 18% in 2023 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balances outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liabilities as opposed to a portion applying to the new advances for the period. Revenue recognized during the six months ended July 4, 2021 that was included in contract liabilities as of the beginning of the period amounted to $16.2 million.

Disaggregation of Revenue. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Aerospace & Defense Segment
Commercial Aerospace & Other	$26,300	$25,195	$46,101	$51,515
Defense	34,461	37,046	74,661	76,219
Total	60,761	62,241	120,762	127,734
Industrial Segment
Valves	47,018	49,452	92,781	103,643
Pumps	82,567	74,373	157,458	146,902
Total	129,585	123,825	250,239	250,545
Net Revenue	$190,346	$186,066	$371,001	$378,279

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Aerospace & Defense Segment
EMEA	$13,634	$14,254	$28,849	$29,061
North America	43,470	44,707	85,115	90,695
Other	3,657	3,280	6,798	7,978
Total	60,761	62,241	120,762	127,734
Industrial Segment
EMEA	61,606	52,420	119,609	109,426
North America	39,037	43,922	70,825	87,844
Other	28,942	27,483	59,805	53,275
Total	129,585	123,825	250,239	250,545
Net Revenue	$190,346	$186,066	$371,001	$378,279

Contract Balances. The Company’s contract assets and contract liabilities balances as of July 4, 2021 and December 31, 2020 are as follows (in thousands):

	July 4, 2021	December 31, 2020	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$75,680	$67,352	$8,328
Recorded within other non-current assets	9,248	10,824	(1,576)
	$84,928	$78,176	$6,752

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$17,338	$23,585	$(6,247)
Recorded within other non-current liabilities	7,959	9,412	(1,453)
	$25,297	$32,997	$(7,700)

Contract assets increased by $6.8 million during the six months ended July 4, 2021, primarily due to unbilled revenue recognized during the period for over-time revenue contracts within the Defense business partially offset by net transfers from contract assets to receivables within the Refinery Valves business.

Contract liabilities decreased by $7.7 million during the six months ended July 4, 2021, primarily due to recognition of revenue against customer advances within the Defense business in excess of advances received during the period partially offset by customer advances received in excess of revenue recognized in the Industrial Pumps and Valves businesses.

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, its historical experience, expectation of changes in risk of loss and any specific customer collection issues that it has identified. During the six months ended July 4, 2021, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries. During the six months ended June 28, 2020, the Company recognized a $5.9 million charge for allowance against a customer receivable. Other than that there were no other material changes including additional allowances, write-offs or recoveries.

(5) Special and Restructuring Charges (Recoveries), net

Special and restructuring charges (recoveries), net

Special and restructuring charges (recoveries), net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges (recoveries) such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges (recoveries), net on the condensed consolidated statements of operations. Certain other special and restructuring charges (recoveries) such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three and six months ended July 4, 2021 and June 28, 2020 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Special charges (recoveries), net	$4,522	$5,019	$1,654	$(40,156)
Restructuring charges, net	2,281	588	4,341	3,471
Total special and restructuring charges (recoveries), net	$6,803	$5,607	$5,995	$(36,685)

Special charges (recoveries), net

The table below details the special charges (recoveries), net recognized for the three and six months ended July 4, 2021 (in thousands):

	Special charges (recoveries), net
	Three Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Heater & Control Valve divestiture	$—	$2,978	$—	$2,978
Other special charges (recoveries), net	19	1,248	277	1,544
Total special charges (recoveries), net	$19	$4,226	$277	$4,522

	Special charges (recoveries), net
	Six Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Cryo divestiture	$—	$(1,947)	$—	$(1,947)
Heater & Control Valve divestiture	—	2,978	—	2,978
Other special charges (recoveries), net	35	619	(31)	623
Total special charges (recoveries), net	$35	$1,650	$(31)	$1,654

Heater & Control Valve divestiture: During the three and six months ended July 4, 2021, the Company received cash proceeds of $2.8 million and recognized a pre-tax loss of $3.0 million on the sale of the Heater & Control Valve businesses.

Cryo divestiture: During the six months ended July 4, 2021, the Company recognized a net special recovery of $1.9 million from the sale of the Cryo business. The Company received cash proceeds of $7.2 million and recognized a pre-tax gain on sale of $1.9 million.
Other special charges (recoveries), net: The Company recognized special charges of $1.5 million and $0.6 million for the three and six months ended July 4, 2021, respectively. Included in the charge recognized during the three months ended July 4, 2021 within the Industrial segment is $0.9 million pertaining to a contingency indemnification to the buyer of a previously divested business. The Company also recognized charges of $0.3 million in Corporate associated with streamlining operations and reducing costs during the three months ended July 4, 2021.

The table below details the special charges (recoveries), net recognized for the three and six months ended June 28, 2020 (in thousands):

	Special charges (recoveries), net
	Three Months Ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$—	$(306)	$(306)
Professional fees	—	—	4,570	4,570
Other special charges	—	—	755	755
Total special charges (recoveries), net	$—	$—	$5,019	$5,019

	Special charges (recoveries), net
	Six Months Ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$(53,202)	$(306)	$(53,508)
Professional fees	—	—	6,925	6,925
Amortization of debt issuance fee	—	—	3,541	3,541
Other special charges	—	101	2,785	2,886
Total special charges (recoveries), net	$—	$(53,101)	$12,945	$(40,156)

I&S Divestiture: In 2020, the Company recorded net special recoveries of $(0.3) million and $(53.5) million for the three and six months ended June 28, 2020, respectively, attributed to the sale of the I&S business in January 2020. During the quarter ended March 29, 2020, the Company received net cash proceeds of $169.8 million and recognized a pre-tax gain on sale of $54.6 million. The Industrial segment incurred $1.4 million of operating expenses associated with the I&S business for the three months ended March 29, 2020, which are presented net within the I&S divestiture line.

Professional fees: The Company incurred special charges of $4.6 million and $6.9 million for the three and six months ended June 28, 2020 respectively, associated with the review and response to an unsolicited tender offer to acquire the Company.

Amortization of debt issuance fee: The Company incurred special charges of $3.5 million for the three and six months ended June 28, 2020 respectively, for accelerated amortization of capitalized debt issuance costs in connection with the accounting for the paydown and refinancing of its term loan during the first quarter of 2020.

Other special charges: The Company incurred special charges of $0.8 million and $2.9 million for the three and six months ended June 28, 2020 , respectively, associated with projects to streamline operations and reduce costs.

Restructuring charges, net

The tables below detail the charges associated with restructuring actions recorded for the three and six months ended July 4, 2021 and June 28, 2020. Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Restructuring charges, net
	As of and for the Three Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related charges	$16	$427	$—	$443
Employee related charges, net	337	1,448	53	1,838
Total restructuring charges, net	$353	$1,875	$53	$2,281

	Restructuring charges, net
	As of and for the Six Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$24	$352	$—	$376
Employee related expenses, net	1,170	2,424	371	3,965
Total restructuring charges, net	$1,194	$2,776	$371	$4,341

Accrued restructuring charges as of December 31, 2020				$1,512
Total charges, net (shown above)				4,341
Charges paid / settled, net				(2,453)
Accrued restructuring charges as of July 4, 2021				$3,400

The Company expects to make payment or settle the majority of the restructuring charges accrued as of July 4, 2021 during the next six months.

	Restructuring charges, net
	As of and for the Three Months Ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related charges	$19	$—	$—	$19
Employee related charges	169	242	158	569
Total restructuring charges, net	$188	$242	$158	$588

	Restructuring charges, net
	As of and for the Six Months Ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$30	$—	$—	$30
Employee related expenses	169	2,932	340	3,441
Total restructuring charges, net	$199	$2,932	$340	$3,471

Accrued restructuring charges as of December 31, 2019				$5,199
Total year to date charges, net (shown above)				3,471
Charges paid / settled, net				(5,560)
Accrued restructuring charges as of June 28, 2020				$3,110

Descriptions of the restructuring actions is provided in the section titled "Restructuring Programs Summary" that follows.

Restructuring Programs Summary

The Company recorded $2.3 million and $4.3 million of restructuring charges during the three and six months ended July 4, 2021, respectively, to reduce expenses, primarily through reductions in force across both administrative functions and manufacturing operations. The Company initiated plans in Q2 2021 to restructure employees at certain sites, and recognized $2.2 million of charges in connection with these plans in the current quarter. The Company incurred additional charges of $0.1 million, to restructure operations in the current quarter, from plans initiated in 2020. Included in cost of revenues on the condensed consolidated statements of operations is $0.9 million for inventory write downs related to the exit of businesses and consolidation of facilities in the Industrial segment.

During the three and six months ended June 28, 2020, the Company recorded $0.6 million and $3.5 million of restructuring charges, respectively, to reduce expenses primarily through reductions in force in manufacturing and administrative operations.

(6) Inventories

Inventories consisted of the following (in thousands):

	July 4, 2021	December 31, 2020
Raw materials	$59,810	$63,255
Work in process	56,252	45,867
Finished goods	19,950	19,962
Total inventories	$136,012	$129,084

(7) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2020 and July 4, 2021 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2020	$57,574	$101,370	$158,944
Business divestiture	—	(755)	(755)
Currency translation adjustments	(45)	(1,359)	(1,404)
Goodwill as of July 4, 2021	$57,529	$99,256	$156,785

The movement in goodwill for business divestiture relates to the allocation of goodwill to the carrying value of the Heater and Control Valve businesses divested in the second quarter of 2021.

The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis during the fourth quarter, or more frequently if circumstances warrant. At July 4, 2021, the Company performed a review and determined there were no triggering events requiring an impairment assessment.

The table below presents gross intangible assets and the related accumulated amortization as of July 4, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	307,406	(125,932)	181,474
Acquired technology	137,555	(66,957)	70,598
Total Amortized Intangibles	$450,329	$(198,257)	$252,072

Non-amortized intangibles (trademarks and trade names)	$76,885	$—	$76,885
Total Non-Amortized Intangibles	$76,885	$—	$76,885
Net carrying value of intangible assets			$328,957

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 4, 2021 (in thousands):

	2021	2022	2023	2024	2025	After 2025
Estimated amortization expense	$21,086	$37,175	$32,590	$28,634	$25,052	$107,535

(8) Segment Information

The Company's Chief Operating Decision Maker (the "CODM") evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and serves as the basis for determining incentive compensation achievement.

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net revenues
Aerospace & Defense	$60,761	$62,241	$120,762	$127,734
Industrial	129,585	123,825	250,239	250,545
Consolidated net revenues	$190,346	$186,066	$371,001	$378,279
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$12,095	$13,142	$22,800	$25,636
Industrial - Segment Operating Income	10,400	12,406	20,135	17,575
Corporate expenses	(7,850)	(9,664)	(15,852)	(16,252)
Subtotal	14,645	15,884	27,083	26,959
Restructuring charges, net	2,281	588	4,341	3,471
Special charges (recoveries), net	4,522	5,019	1,654	(40,156)
Special and restructuring charges (recoveries), net	6,803	5,607	5,995	(36,685)
Restructuring related inventory charges (recoveries), net	958	—	958	(602)
Impairment charges	—	—	—	116,182
Acquisition amortization	10,498	10,681	20,984	20,898
Acquisition depreciation	1,326	980	3,700	1,955
Restructuring, impairment and other costs, net	12,782	11,661	25,642	138,433
Consolidated Operating Income (loss)	(4,940)	(1,384)	(4,554)	(74,789)
Interest expense, net	7,957	8,486	16,327	17,497
Other expense (income), net	(1,173)	2,144	(2,676)	(536)
Income (loss) from continuing operations before income taxes	$(11,724)	$(12,014)	$(18,205)	$(91,750)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Capital expenditures
Aerospace & Defense	$867	$686	$2,152	$1,327
Industrial	1,457	2,241	3,481	4,557
Corporate	(30)	132	123	330
Consolidated capital expenditures	$2,294	$3,059	$5,756	$6,214

Depreciation and amortization
Aerospace & Defense	$2,949	$3,087	$5,773	$6,180
Industrial	13,020	12,742	27,224	25,161
Corporate	149	105	326	230
Consolidated depreciation and amortization	$16,118	$15,934	$33,323	$31,571

Identifiable assets	July 4, 2021	December 31, 2020
Aerospace & Defense	$444,767	$450,597
Industrial	1,350,885	1,378,710
Corporate	(693,651)	(698,779)
Consolidated identifiable assets	$1,102,001	$1,130,528

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

The aggregate net fair value of the Company's interest rate swap, cross-currency swap, and foreign currency forward contract as of July 4, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	Significant Other Observable Inputs Level 2
	July 4, 2021	December 31, 2020
Derivative assets	$2,403	$2,359
Derivative liabilities	$(12,090)	$(17,139)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of July 4, 2021, the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $522.5 million, compared to carrying cost of $523.0 million. At December 31, 2020 the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $517.3 million, compared to carrying cost of $519.9 million. The Company's outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of July 4, 2021 and December 31, 2020, the Company had restricted cash balances of $1.3 million and $1.2 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain between 90% and 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the three and six months ended July 4, 2021, the Company sold a total of $9.8 million and $18.2 million respectively, of receivables under the program, receiving $9.3 million and $17.5 million, respectively in upfront cash. During the three and six months ended June 28, 2020, the Company sold a total of $14.7 million and $29.2 million, respectively, of receivables under the program, receiving $13.8 million and $27.4 million, respectively in upfront cash. At

July 4, 2021, a beneficial interest balance of $0.5 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company has a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Deutsche Bank AG.  Should the counterparty cease to be part of the Company's secured lender group, the cross-currency agreement could be terminated early if acceptable substitute collateral arrangements (such as cash) are not put in place. The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement mitigates foreign currency exchange rate exposure on the Company's net investment in Euro denominated subsidiaries and is not for speculative trading purposes. The net investment hedge was deemed effective as of quarter-end. As of July 4, 2021 and December 31, 2020, the cross-currency swap had a fair value liability of $4.2 million and $6.2 million, respectively.

The Company has an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor (in line with the Company's credit agreement) and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of the current credit spread of 325 basis points plus 2.6475% for a total interest rate of 5.8975%. The ISDA Master Agreement, together with its related schedules, contains customary representations, warranties, and covenants. The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. As of July 4, 2021 and December 31, 2020, the interest rate swap had a fair value liability of $5.5 million and $8.6 million, respectively.

As of July 4, 2021, the Company had one EUR/SEK foreign currency forward contract with a notional value of EUR 10 million. There were no open forward contracts as of December 31, 2020. The fair value of the derivative forward contract at July 4, 2021 was immaterial. The Company's forward hedge contract falls within Level 2 of the fair value hierarchy, in accordance with ASC Topic 820. For the three and six months ended July 4, 2021, the realized and unrealized loss associated with this contract was immaterial. The intent of the foreign currency forward contract is to mitigate the risk of foreign exchange gains and losses on Euro-denominated balances at one of the Company's non-Euro denominated functional currency entities. The forward contracts does not qualify for hedge accounting treatment. Any gains and losses are recognized as a component of other expense in the condensed consolidated statements of operations.

The aggregate net fair value of the interest rate swap, cross-currency swap, and foreign currency forward contract was a net liability position of $9.7 million and $14.8 million at July 4, 2021 and December 31, 2020, respectively. These balances are recorded in other non-current liabilities of $6.6 million, accrued expenses and other current liabilities of $5.5 million, and prepaid expenses and other current assets of $2.4 million on the condensed consolidated balance sheet as of July 4, 2021. As of December 31, 2020, these balances are recorded in other non-current liabilities of $10.6 million, accrued expenses and other current liabilities of $6.5 million, and prepaid expenses and other current assets of $2.4 million on the Company's consolidated balance sheet.

The amount of gains (loss) recognized in other comprehensive (loss) income ("OCI") and reclassified from accumulated other comprehensive (loss) income ("AOCI") to earnings are summarized below (in thousands):

	Three Months Ended	Six Months Ended
	July 4, 2021	July 4, 2021
Amount of (loss) recognized in OCI	$(105)	$(239)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net)	$(1,667)	$(3,387)

Amounts expected to be reclassified from AOCI into interest expense in the next 12 months is a loss of $5.1 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.0 million and $12.2 million for the three and six months ended July 4, 2021 respectively.

Debt

As of July 4, 2021, total debt was $512.4 million compared to $507.9 million as of December 31, 2020. Total debt is net of unamortized term loan debt issuance costs of $10.6 million and $12.0 million at July 4, 2021 and December 31, 2020, respectively. The Company made interest payments of $15.6 million and $17.2 million during the six months ended July 4, 2021, and June 28, 2020, respectively.

On March 20, 2020, the Company drew down $80 million on its line of credit due to concerns about possible disruptions to global capital markets stemming from COVID-19. The Company has since paid down its revolving credit facility balance by $49.0 million for a current balance of $31.0 million as of July 4, 2021.

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, it has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of July 4, 2021.

The Company records provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. The Company also records provisions with respect to any significant individual warranty issues as they arise. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

The following table sets forth information related to product warranty reserves for the six months ended July 4, 2021 and June 28, 2020 (in thousands):

	Six Months Ended
	July 4, 2021	June 28, 2020
Balance beginning	$2,206	$1,642
Provisions	1,888	1,001
Claims settled	(1,531)	(1,126)
Currency translation adjustment	(19)	(10)
Balance ending	$2,544	$1,507

Warranty obligations are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

(11) Commitments and Contingencies

The Company is subject to various legal proceedings and claims pertaining to matters such as product liability or contract disputes. The Company is also subject to other proceedings and governmental inquiries, inspections, audits or investigations pertaining to issues such as tax matters, patents and trademarks, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, the Company expects that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company's financial condition, results of operations or liquidity. During the six months ended July 4, 2021, the Company recognized recoveries for a business interruption insurance claim in the amount of $0.8 million, which is classified in the selling, general and administrative expenses on the condensed consolidated statement of operations.

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

During the second quarter of 2021 the Company was notified of a contract termination by one of its Industrial segment customers. The basis for this termination is under dispute and the ultimate outcome of this matter is uncertain. The Company has a net receivable in the amount of $4.6 million as of July 4, 2021 relating to this contract. Further, the Company has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Should the negotiation or settlement process be unfavorable for the Company, the Company is exposed to risk of loss for some or all of the net receivable under the contract, performance guarantees and potential future claims should any be asserted.

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at July 4, 2021 was $31.4 million of which $25.1 million was syndicated under the Company's credit agreement. This compares with aggregate notional value of $39.3 million of which $30.4 million was syndicated under the credit agreement as of December 31, 2020. These instruments generally have expiration dates ranging from less than 1 month to 5 years from July 4, 2021.

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Pension Benefits - U.S. Plans
Interest cost	$773	$1,396	$1,545	$2,795
Expected return on plan assets	(2,628)	(2,746)	(5,256)	(5,493)
Amortization	50	42	101	85
Net periodic benefit income	$(1,805)	$(1,308)	$(3,610)	$(2,613)

Pension Benefits - Non-U.S. Plans
Service cost	$823	$667	$1,646	$1,359
Interest cost	246	321	493	660
Expected return on plan assets	(158)	(175)	(314)	(370)
Amortization	180	(31)	359	—
Net periodic benefit cost	$1,091	$782	$2,184	$1,649

Other Post-Retirement Benefits
Service cost	$1	$—	$2	$—
Interest cost	42	66	84	132
Net periodic benefit cost	$43	$66	$86	$132

The periodic benefit service costs are included in both costs of revenues, as well as selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other expense (income), net in the condensed consolidated statements of operations for the quarters ended July 4, 2021 and June 28, 2020.

The Company did not make any employer contributions to the Company's U.S. or non-U.S. based defined benefit pension plans during the three and six months ended July 4, 2021. This is consistent with the three and six months ended June 28, 2020, in which the Company also did not make any contributions to the defined benefit pension plans.

(13) Income Taxes

The provision for (benefit from) income taxes to loss from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Loss from Continuing Operations Before Income Taxes	$(11,724)	$(12,014)	$(18,205)	$(91,750)
Effective tax rate	(25.3)%	181.2%	(18.5)%	14.6%
Provision for (benefit from) income taxes	$2,961	$(21,769)	$3,360	$(13,395)

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

The effective tax rate for the three months ended July 4, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. The effective tax rate for the three months ended June 28, 2020, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, goodwill impairment and dispositions. The effective tax rate for the six months ended July 4, 2021 differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and an adjustment related to stock compensation. The effective tax rate for the six months ended June 28, 2020 differed from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, goodwill impairment and dispositions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of July 4, 2021 and December 31, 2020, the Company had $1.0 million and $1.1 million, respectively, of unrecognized tax benefits including penalty and interest, all of which would affect the Company's effective tax rate if recognized in any future period.

(14) Share-Based Compensation

As of July 4, 2021, the Company had 636,232 stock options and 612,882 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. On May 25, 2021 at the Company's annual meeting, the Company's shareholders approved an amendment to the 2019 Stock Option and Incentive Plan (the "2019 Plan") to increase the number of shares available for issuance by 1,000,000 shares, which will become available for issuance upon registration. The 2019 Plan now authorizes issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 226,790 shares available for grant as of July 4, 2021.

During the six months ended July 4, 2021 and June 28, 2020, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

A summary of the RSU Awards and RSU MSPs unit activity is presented below:

	RSU Awards	Weighted Average Price RSUs	RSU MSP Awards	Weighted Average Price RSU MSPs
Outstanding as of December 31, 2020	666,627	$17.11	78,298	$24.99
Granted	239,320	$40.78	31,248	$26.68
Vested	(326,173)	$17.12	(28,971)	$35.11
Forfeited	(43,174)	$23.97	(4,293)	$23.67
Outstanding as of July 4, 2021	536,600	$27.11	76,282	$24.17
Vested and Deferred	1,338	$42.62	3,611	$22.53

	RSU Awards	Weighted Average Price RSUs	RSU MSP Awards	Weighted Average Price RSU MSPs
Outstanding as of December 31, 2019	274,959	$38.51	106,602	$28.06
Granted	606,679	$12.60	—	$—
Vested	(81,162)	$36.95	(24,143)	$39.62
Forfeited	(98,868)	$32.46	(3,634)	$23.48
Outstanding as of June 28, 2020	701,608	$17.14	78,825	$24.98
Vested and Deferred	1,450	$46.91	1,996	$36.02

Of the 239,320 RSU Awards granted during the six months ended July 4, 2021, 70,933 are performance-based RSU Awards. This compares to 109,278 performance-based RSU Awards granted during the six months ended June 28, 2020. The performance-based RSU Awards granted in 2021 include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three year performance period. The target payout range for the 2021 award is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. The 2021 performance-based RSUs are valued using a Monte Carlo Simulation model to account for the market condition on grant date. The performance-based RSUs granted in 2020 include metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. Of the different performance-based RSU tranches without a market condition, the Company anticipates approximately 8% overall achievement and probability to vest.

Compensation expense related to the Company's share-based plans for the six months ended July 4, 2021 and June 28, 2020 was $2.9 million and $2.5 million, respectively. The increase in 2021 expense is primarily due to higher performance-based RSU expense. Compensation expense for six months ended July 4, 2021 was recorded in selling, general and administrative expenses. Compensation expense for the six months ended June 28, 2020 was recorded as follows: $2.2 million in selling, general and administrative expenses, $0.1 million in special charges related to the sale of the Company's I&S business, and $0.2 million in discontinued operations related to the sale of the Company's DV business. The special charges relate to the accelerated vesting of awards as a result of the sale transactions. As of July 4, 2021, there were $11.6 million of total unrecognized compensation costs related to the Company's outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

The weighted average contractual term for stock options outstanding and options exercisable as of July 4, 2021 was 2.7 years and 2.5 years, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 4, 2021 was $11.8 million and the aggregate intrinsic value of RSU Awards outstanding as of July 4, 2021 was $17.2 million.

The Company also grants cash settled stock unit awards to some of its international employee participants. Cash settled stock unit award related compensation cost for the six months ended July 4, 2021 and June 28, 2020 was immaterial.

(15) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the six months ended July 4, 2021 and June 28, 2020 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2020	$(46,899)	$(33,359)	$(5,710)	$(85,968)
Other comprehensive (loss) income	(3,364)	111	3,148	(105)
Balance as of July 4, 2021	$(50,263)	$(33,248)	$(2,562)	$(86,073)

Balance as of December 31, 2019	$(53,848)	$(19,513)	$(6,906)	$(80,267)
Other comprehensive (loss) income	(6,235)	82	(1,565)	(7,718)
Balance as of June 28, 2020	$(60,083)	$(19,431)	$(8,471)	$(87,985)

(16) Income (Loss) Per Common Share ("EPS")

For the three and six months ended July 4, 2021, and June 28, 2020, outstanding stock options, RSU Awards and RSU MSPs were not included in the calculation of dilutive EPS because to do so would be anti-dilutive. Certain stock options to purchase common shares and restricted stock units ("RSUs") were anti-dilutive. For the three months ended July 4, 2021, there were 811,422 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $33.63 to $60.99. For the three months ended June 28, 2020, there were 773,708 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $19.41 to $71.56.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about outlook for the third quarter, the expected and potential direct or indirect impacts of the COVID-19 pandemic on our business, the realization of cost reductions from restructuring activities and expected synergies, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the global economy; changes in the price of and demand for oil and gas in both domestic and international markets; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; our ability to successfully implement our divestiture; restructuring or simplification strategies; fluctuations in interest rates; our ability to successfully defend product liability actions; the outcome of litigation or claims made against us; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of COVID-19, natural disasters, terrorist attacks and other similar matters. We advise you to read further about these and other risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Results of Operations

Second Quarter 2021 Compared with Second Quarter 2020

Consolidated Operations

	Three Months Ended
(in thousands)	July 4, 2021	June 28, 2020	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	$60,761	$62,241	$(1,480)	$—	$(2,892)	$1,412
Industrial	129,585	123,825	5,760	—	(1,669)	7,429
Consolidated Net Revenues	$190,346	$186,066	$4,280	$—	$(4,561)	$8,841

Net revenues for the three months ended July 4, 2021 were $190.3 million, an increase of $4.3 million, or 2% as compared to the three months ended June 28, 2020, primarily driven by operational decreases of 2% due in part to the ongoing impact of COVID-19 on the global economy and the markets in which CIRCOR operates, offset by favorable currency translation of 5%.

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

The following table presents certain reportable segment information:

	Three Months Ended
(in thousands, except percentages)	July 4, 2021	June 28, 2020
Net revenues
Aerospace & Defense	$60,761	$62,241
Industrial	129,585	123,825
Consolidated net revenues	$190,346	$186,066

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$12,095	$13,142
Industrial - Segment Operating Income	10,400	12,406
Corporate expenses	(7,850)	(9,664)
Subtotal	14,645	15,884
Restructuring charges, net	2,281	588
Special charges (recoveries), net	4,522	5,019
Special and restructuring charges (recoveries), net (1)	6,803	5,607
Restructuring related inventory charges (recoveries), net (1)	958	—
Acquisition amortization (2)	10,498	10,681
Acquisition depreciation (2)	1,326	980
Impairment charges	—	—
Restructuring, impairment, and other costs, net	12,782	11,661
Consolidated operating income (loss)	(4,940)	(1,384)
Interest expense, net	7,957	8,486
Other expense (income), net	(1,173)	2,144
Loss from continuing operations before income taxes	$(11,724)	$(12,014)

Consolidated Operating Margin	(2.6)%	(0.7)%

(1) See Special and restructuring charges (recoveries), net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	July 4, 2021	June 28, 2020	Change
Segment Orders	$54,243	$76,616	$(22,373)
Net Revenues	$60,761	$62,241	$(1,480)
Segment Operating Income	12,095	13,142	(1,047)
Segment Operating Margin	19.9%	21.1%

Aerospace & Defense segment orders decreased $22.4 million, or 29%, for the three months ended July 4, 2021 as compared to the three months ended June 28, 2020. The decrease was driven by the timing of large orders in our Defense business of 49% partially offset by increases in our Commercial business of 17% and favorable foreign currency fluctuations of 2%.

Aerospace & Defense segment net revenues decreased by $1.5 million, or 2%, to $60.8 million for the three months ended July 4, 2021 as compared to the three months ended June 28, 2020. The decrease was driven by our Commercial business of 3% and Defense business of 3%, partially offset by favorable foreign currency fluctuations of 2%.

Segment operating income decreased $1.0 million, or 8% for the three months ended July 4, 2021 as compared to the three months ended June 28, 2020. The decrease in operating income was primarily driven by lower volume and unfavorable mix.

Segment operating margin decreased from 21.1% in the three months ended June 28, 2020 to 19.9% for the three months ended July 4, 2021. The reduced operating margin reflects the impact of lower volume and unfavorable mix.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	July 4, 2021	June 28, 2020	Change
Segment Orders	$155,959	$116,023	$39,936
Net Revenues as reported	$129,585	$123,825	$5,760
Segment Operating Income as reported	10,400	12,406	(2,006)
Segment Operating Margin (adjusted)	8.0%	10.0%

Industrial segment orders increased $39.9 million, or 34%, for the three months ended July 4, 2021 as compared to the three months ended June 28, 2020, primarily driven by an increase in the Valves business of 39%, primarily due to a large project order, an increase in Pumps of 19%, and favorable foreign currency fluctuations of 7%.

Industrial segment net revenue increased $5.8 million, or 5% for the three months ended July 4, 2021 as compared to the three months ended June 28, 2020. The increase was primarily driven by our Pumps business of 4% and favorable foreign currency fluctuations of 6%, partially offset by a decrease in our Valves business of 9%.

Segment operating income decreased $2.0 million, or 16% for the three months ended July 4, 2021 as compared to the three months ended June 28, 2020. The decrease in margin was primarily driven by our Valves business of 63% as a result of unfavorable product mix and volume in our Downstream end markets. The decrease in our operating income in our Valves business was partially offset by an increase in our Pumps business of 19%.

Segment operating margin (adjusted) decreased from 10.0% in the three months ended June 28, 2020 to 8.0% for the three months ended July 4, 2021. The decrease is largely due to product mix and volume in our Valves business.

During the second quarter of 2021 the Company was notified of a contract termination by one of its Industrial segment customers. The basis for this termination is under dispute and the ultimate outcome of this matter is uncertain. The Company has a net receivable in the amount of $4.6 million as of July 4, 2021 relating to this contract. Further, the Company has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Should the negotiation or settlement process be unfavorable for the Company, the Company is exposed to risk of loss for some or all of the net receivable under the contract, performance guarantees and potential future claims should any be asserted.

Corporate Expenses

Corporate expenses decreased $1.8 million, or 19% for the three months ended July 4, 2021 as compared to the three months ended June 28, 2020 primarily driven by a write-off of an aged accounts receivable during the period ended June 28, 2020.

Special and Restructuring Charges (Recoveries), net

During the three months ended July 4, 2021 and June 28, 2020, the Company recorded net Restructuring and Special charges , net of $6.8 million and $5.6 million, respectively, within our condensed consolidated statements of operations caption "Special and restructuring charges (recoveries), net". These special and restructuring charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended July 4, 2021 and June 28, 2020, the Company recorded amortization expense of $10.5 million and $10.7 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended July 4, 2021 and June 28, 2020, the Company recorded depreciation expense of $1.3 million and $1.0 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During three months ended July 4, 2021 and June 28, 2020, the Company recorded interest expense of $8.0 million and $8.5 million, respectively. The reduction in interest expense was primarily due to lower outstanding debt balances.

Other Expense (Income), net

During the three months ended July 4, 2021, the Company recorded other income, net of $1.2 million, as compared to other expense, net of $2.1 million for the three months ended June 28, 2020. The year-over-year increase is driven by favorable foreign exchange rate changes and by higher pension income.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended July 4, 2021 and June 28, 2020 (in thousands, except percentages).

	Three Months Ended
	July 4, 2021	June 28, 2020
Loss from Continuing Operations Before Income Taxes	$(11,724)	$(12,014)
Effective tax rate	(25.3)%	181.2%
Provision for/(benefit from) income taxes	$2,961	$(21,769)

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

The effective tax rate for the three months ended July 4, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and an adjustment related to stock compensation. The effective tax rate for the three ended June, 28 2020, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, goodwill impairment and dispositions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

Six Months Ended of 2021 Compared with Six Months Ended of 2020

Consolidated Operations

	Six Months Ended
(in thousands)	July 4, 2021	June 28, 2020	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	$120,762	$127,734	$(6,972)	$—	$(9,550)	$2,578
Industrial	250,239	250,545	(306)	(4,900)	(9,191)	13,785
Consolidated Net Revenues	$371,001	$378,279	$(7,278)	$(4,900)	$(18,741)	$16,363

Net revenues for the six months ended July 4, 2021 were $371.0 million, a decrease of $7.3 million, or 2%, as compared to the six months ended June 28, 2020, primarily driven by operations of 5% and divestitures at 1% offset by favorable foreign exchange 4%.

Segment Results

	Six Months Ended
(in thousands, except percentages)	July 4, 2021	June 28, 2020
Net revenues
Aerospace & Defense	$120,762	$127,734
Industrial	250,239	250,545
Consolidated net revenues	$371,001	$378,279

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$22,800	$25,636
Industrial - Segment Operating Income	20,135	17,575
Corporate expenses	(15,852)	(16,252)
Subtotal	27,083	26,959
Restructuring charges, net	4,341	3,471
Special charges (recoveries), net	1,654	(40,156)
Special and restructuring charges (recoveries), net (1)	5,995	(36,685)
Divestiture and inventory related restructuring charges and (recoveries), net	958	(602)
Impairment charges	—	116,182
Acquisition amortization (2)	20,984	20,898
Acquisition depreciation (2)	3,700	1,955
Acquisition amortization and other costs, net	25,642	138,433
Consolidated operating (loss) income	(4,554)	(74,789)
Interest expense, net	16,327	17,497
Other expense (income), net	(2,676)	(536)
Loss from continuing operations before income taxes	$(18,205)	$(91,750)

Consolidated Operating Margin	(1.2)%	(19.8)%

(1) See Special and restructuring charges (recoveries), net in Note 5 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Six Months Ended
(in thousands, except percentages)	July 4, 2021	June 28, 2020	Change
Segment Orders	$127,242	$148,647	$(21,405)
Net Revenues	$120,762	$127,734	$(6,972)
Segment Operating Income	22,800	25,636	(2,836)
Segment Operating Margin	18.9%	20.1%

Aerospace & Defense segment orders decreased $21.4 million, or 14%, for the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, primarily driven by decreases in our Defense business of 18% and Commercial business of 12% partially offset by favorable foreign exchange of 2%.

Aerospace & Defense segment net revenues decreased by $7 million, or 5%, to $120.8 million for the six months ended July 4, 2021 as compared to the six months ended June 28, 2020. The decrease was driven by a decrease in our Commercial business of 15%, and Defense business of 2% partially offset with favorable exchange of 2%.

Aerospace & Defense segment operating income decreased $2.8 million, or 11%, to $22.8 million for the six months ended July 4, 2021 as compared to the six months ended June 28, 2020. The decrease in operating income was primarily driven by lower volume and unfavorable mix.

Aerospace & Defense segment operating margin decreased from 20.1% in the six months ended June 28, 2020 to 18.9% for the six months ended July 4, 2021. The reduced operating margin reflects the impact of lower volume and unfavorable mix.

Industrial Segment

	Six Months Ended
(in thousands, except percentages)	July 4, 2021	June 28, 2020	Change
Segment Orders	$309,654	$252,466	$57,188
Net Revenues as reported	$250,239	$250,545	$(306)
Net Revenues excluding divestiture (1)	250,239	245,645	4,594
Segment Operating Income as reported	20,135	17,575	2,560
Segment Operating Income excluding divestiture (2)	20,135	17,575	2,560
Segment Operating Margin (adjusted)	8.0%	7.2%
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling ("I&S") business The I&S business generated revenues of $4.9 million for the six months ended June 28,2020
(2) Adjusted for the January 2020 divestiture of the I&S business. The I&S business contributed $0.0 to segment operating income for the six months ended June 28, 2020.

Industrial segment orders increased $57.2 million, or 23%, for the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, driven primarily by the Valves business of 37%, Pumps business of 8% and favorable foreign exchange of 6%.

Industrial segment net revenue decreased $0.3 million, or 0%, for the six months ended July 4, 2021 as compared to the six months ended June 28, 2020. Industrial segment net revenue, excluding divestiture, increased $4.6 million, or 2%, to $250.2 million for the six months ended July 4, 2021 as compared to the six months ended June 28, 2020. The decrease in segment net revenue was primarily driven by declines within our Valves business of 10%, mostly offset by favorable foreign exchange of 6%.

Industrial segment operating income increased $2.6 million, or 15%, for the six months ended July 4, 2021 as compared to the six months ended June 28, 2020. The increase was primarily driven by the impact of a non-repeating receivable write off in the Pumps business in the period ended March 29, 2020 and operating improvements, partially offset by the impact of unfavorable product mix and volume in our Valves business.

Industrial segment operating margin (adjusted) increased to 8.0% in the six months ended July 4, 2021 from 7.2% for the six months ended June 28, 2020. The improved margin was primarily driven by the Pumps business.

Corporate Expenses

Corporate expenses were $15.9 for the six months ended July 4, 2021 compared to $16.3 for the six months ended June 28, 2020 primarily driven by non-repeating aged receivable write off in the six months ended June 28, 2020 partially offset by higher outside services costs from IT initiatives.

Special and Restructuring Charges (Recoveries), net

During the six months ended July 4, 2021 and June 28, 2020, the Company recorded net charges of $6.0 million and net recoveries of $(36.7) million, within our condensed consolidated statements of operations caption "Special and restructuring (recoveries) charges, net". These special and restructuring (recoveries) charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Divestiture and Inventory related Restructuring charges and (recoveries), net

During the six months ended July 4, 2021 and June 28, 2020, the Company recorded net charges (recoveries) of $0.9 million and ($0.6) million, respectively, within our condensed consolidated statements of operations caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs and recoveries related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the six months ended July 4, 2021 and June 28, 2020, the Company recorded amortization expense of $21.0 million and $20.9 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the six months ended July 4, 2021 and June 28, 2020, the Company recorded depreciation expense of $3.7 million and $2.0 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

Net interest expense decreased $1.2 million to $16.3 million during the six months ended July 4, 2021 compared to the six months ended June 28, 2020. The change in interest expense was due to both lower debt balances and lower interest rates.

Other Expense (Income), net

During the six months ended July 4, 2021, the Company recorded other income, net of $2.7 million, as compared to other income, net of $0.5 million for the six months ended June 28, 2020. The change in other income was driven by favorable foreign exchange rate movements and increased pension income.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the six months ended July 4, 2021 and June 28, 2020 (in thousands, except percentages):

	Six Months Ended
	July 4, 2021	June 28, 2020
Loss from Continuing Operations Before Income Taxes	$(18,205)	$(91,750)
Effective tax rate	(18.5)%	14.6%
Provision for/(benefit from) income taxes	$3,360	$(13,395)

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

The effective tax rate for the six months ended July 4, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and an adjustment related to stock compensation. The effective tax rate for the six months ended June 28, 2020, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, goodwill impairment and dispositions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

The following table summarizes our cash flow activities for the six month periods indicated (in thousands):

	July 4, 2021	June 28, 2020
Cash flow provided by (used in):
Operating activities	$(6,719)	$(48,830)
Investing activities	4,955	153,686
Financing activities	(868)	(61,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,627)	(2,421)
Increase / (decrease) in cash, cash equivalents and restricted cash	$(4,259)	$40,737

During the six months ended July 4, 2021, cash used in operations was $6.7 million compared to cash used in operations of $48.8 million during the prior corresponding period. The $42.1 million reduction in cash used in operating activities was driven by increased cash flow from working capital and a reduction in net cash used in discontinued operating activities. The improved cash flow from working capital was primarily driven by accounts payable which was favorably impacted by improved end markets and operating environments compared to the first half of 2020.

During the six months ended July 4, 2021, the Company generated $5.0 million of cash from investing activities as compared to $153.7 million from investing activities during the prior corresponding period. The $148.7 million period over period decrease in cash generated was primarily driven by the cash received in the three months ended March 29, 2020 from the sale of the Company's I&S business.

During the six months ended July 4, 2021, the Company used $0.9 million of cash from financing activities as compared to $61.7 million of cash used in financing activities during the same period in 2020. The $60.8 million period over period decrease in cash used in financing activities is a result of lower net debt repayments in the current period. During the six months ended June 28, 2020 the Company paid down $191.1 million on its term loan from proceeds received from the sale of the I&S business.

As of July 4, 2021, total debt was $512.4 million compared to $507.9 million as of December 31, 2020. Total debt is net of unamortized term loan debt issuance costs of $10.6 million and $12.0 million at July 4, 2021 and December 31, 2020, respectively. Total debt as a percentage of total shareholders’ equity was 280% as of July 4, 2021 compared to 246% as of December 31, 2020. As of July 4, 2021, we had gross borrowings of $523.0 million outstanding under the 2017 Credit Agreement and $31.4 million outstanding on letters of credit, with available capacity to borrow an additional $94.0 million under the revolving credit facility, subject to the terms and conditions of that facility.

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

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at July 4, 2021 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

As of July 4, 2021, cash and cash equivalent balances, totaled $72.2 million. Substantially, all of the Company's cash and cash equivalent balances are held in foreign bank accounts. This compares to $76.5 million of cash and cash equivalents as of December 31, 2020, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our 2017 Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of July 4, 2021, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 4, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
3.1		Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10Q, filed with the SEC on May 12, 2021.
3.2		Third Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10Q, filed with the SEC on May 12, 2021.
10.1		2019 Stock Option and Incentive Plan, as amended, incorporated hereby by reference to Exhibit B to the Company's Definitive Proxy Statement, filed with the SEC on April 13, 2021.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, as filed with the Securities and Exchange Commission on August 10, 2021, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 4, 2021 and December 31, 2020
	(ii)	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 4, 2021 and June 28, 2020
	(iii)	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended July 4, 2021 and June 28, 2020
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months ended July 4, 2021 and June 28, 2020
	(v)	Condensed Consolidated Statements of Shareholders' Equity for the Three and Six Months Ended July 4, 2021 and June 28, 2020
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

August 10, 2021	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

August 10, 2021	/s/ Abhi Khandelwal
Abhi Khandelwal
Senior Vice President and Chief Financial Officer
Principal Financial Officer

August 10, 2021	/s/ Amit Goel
Amit Goel
Vice President and Chief Accounting Officer
Principal Accounting Officer