Form 10-Q
period 2021-10-03
CIRCOR INTERNATIONAL INC
filed 2021-11-12
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021, there were 20,257,995 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	October 3, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,969	$76,452
Trade accounts receivable, less allowance for doubtful accounts of $8,374 and $9,035 at October 3, 2021 and December 31, 2020, respectively	93,222	102,730
Inventories	132,242	129,084
Prepaid expenses and other current assets	118,783	93,226
Assets held for sale	—	5,073
Total Current Assets	416,216	406,565
PROPERTY, PLANT AND EQUIPMENT, NET	158,327	168,763
OTHER ASSETS:
Goodwill	155,739	158,944
Intangibles, net	315,452	353,595
Deferred income taxes	761	779
Other assets	43,780	41,882
TOTAL ASSETS	$1,090,275	$1,130,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,883	$61,236
Accrued expenses and other current liabilities	74,357	75,624
Accrued compensation and benefits	32,454	28,332
Total Current Liabilities	179,694	165,192
LONG-TERM DEBT	507,093	507,888
DEFERRED INCOME TAXES	26,767	28,980
PENSION LIABILITY, NET	152,322	163,642
OTHER NON-CURRENT LIABILITIES	39,855	58,785
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,627,259 and 21,373,813 issued at October 3, 2021 and December 31, 2020 respectively	217	214
Additional paid-in capital	453,761	452,728
(Accumulated deficit) retained earnings	(107,996)	(86,461)
Common treasury stock, at cost (1,372,488 shares at October 3, 2021 and December 31, 2020)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(86,966)	(85,968)
Total Shareholders’ Equity	184,544	206,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,090,275	$1,130,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net revenues	$190,782	$186,640	$561,783	$564,920
Cost of revenues	130,027	130,630	385,061	389,905
Gross profit	60,755	56,010	176,722	175,015
Selling, general and administrative expenses	53,265	50,652	167,792	164,948
Impairment charges	—	—	—	116,182
Special and restructuring charges (recoveries), net	814	938	6,808	(35,747)
Operating income (loss)	6,676	4,420	2,122	(70,368)
Other expense (income):
Interest expense, net	7,997	8,202	24,325	25,699
Other expense (income), net	134	765	(2,543)	229
Total other expense, net	8,131	8,967	21,782	25,928
Income (loss) from continuing operations before income taxes	(1,455)	(4,547)	(19,660)	(96,296)
(Benefit from) provision for income taxes	(92)	54,318	3,268	40,923
Income (loss) from continuing operations, net of tax	(1,363)	(58,865)	(22,928)	(137,219)
Income (loss) from discontinued operations, net of tax	2,510	341	1,393	(34,345)
Net income (loss)	$1,147	$(58,524)	$(21,535)	$(171,564)

Basic income (loss) per common share:
Basic from continuing operations	$(0.07)	$(2.94)	$(1.14)	$(6.87)
Basic from discontinued operations	$0.12	$0.02	$0.07	$(1.72)
Net income (loss)	$0.06	$(2.93)	$(1.07)	$(8.59)

Diluted income (loss) per common share:
Diluted from continuing operations	$(0.07)	$(2.94)	$(1.14)	$(6.87)
Diluted from discontinued operations	$0.12	$0.02	$0.07	$(1.72)
Net income (loss)	$0.06	$(2.93)	$(1.07)	$(8.59)

Weighted average number of common shares outstanding:
Basic	20,257	20,001	20,181	19,975
Diluted	20,257	20,001	20,181	19,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income (loss)	$1,147	$(58,524)	$(21,535)	$(171,564)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,587)	2,817	(5,951)	(3,418)
Interest rate swap adjustments (1)	1,644	1,373	4,792	(192)
Pension adjustment	50	44	161	126
Other comprehensive income (loss), net of tax	(893)	4,234	(998)	(3,484)
COMPREHENSIVE INCOME (LOSS)	$254	$(54,290)	$(22,533)	$(175,048)

(1) Net of an income tax effect of $0.0 million and $0.0 million for the three months ended October 3, 2021 and September 27, 2020, respectively, and $0.0 million and $(0.5) million for the nine months ended October 3, 2021 and September 27, 2020, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended
OPERATING ACTIVITIES	October 3, 2021	September 27, 2020
Net loss	$(21,535)	$(171,564)
Income (loss) from discontinued operations, net of income taxes	1,393	(34,345)
Loss from continuing operations	(22,928)	(137,219)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,505	14,881
Amortization	31,929	32,418
Change in provision for bad debt expense	(353)	7,219
Write down of inventory	1,201	2,386
Compensation expense for share-based plans	4,165	4,076
Amortization of debt issuance costs	3,032	6,463
Deferred tax provision	823	35,582
Goodwill Impairment	—	116,182
Loss (gain) on sale of businesses	1,308	(54,253)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	8,937	18,051
Inventories	(12,095)	(8,477)
Prepaid expenses and other assets	(32,680)	(39,184)
Accounts payable, accrued expenses and other liabilities	6,310	(30,468)
Net cash provided by (used in) continuing operating activities	7,154	(32,343)
Net cash used in discontinued operating activities	(2,484)	(14,022)
Net cash provided by (used in) operating activities	4,670	(46,365)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,579)	(9,147)
Proceeds from the sale of property, plant and equipment	2	(122)
Proceeds from the sale of business	9,993	166,210
Proceeds from beneficial interest of factored receivables	1,531	2,212
Net cash provided by continuing investing activities	947	159,153
Net cash provided by (used in) discontinued investing activities	—	(11,338)
Net cash provided by investing activities	947	147,815
FINANCING ACTIVITIES
Proceeds from long-term debt	145,550	165,800
Payments of long-term debt	(148,450)	(279,191)
Proceeds from the exercise of stock options	151	117
Withholding tax payments on net share settlements of equity awards	(4,154)	—
Net cash used in financing activities	(6,903)	(113,274)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,163)	29
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,449)	(11,795)
Cash, cash equivalents, and restricted cash at beginning of period	77,696	85,727
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$73,247	$73,932

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,519	$596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of July 4, 2021	20,248	$216	$452,512	$(109,143)	$(86,073)	$(74,472)	$183,040
Net income	—	—	—	1,147	—	—	1,147
Other comprehensive (loss), net of tax	—	—	—	—	(893)	—	(893)
Conversion of restricted stock units and tax withholding on net share settlements	7	1	(13)	—	—	—	(12)
Stock options exercised	—	—	—	—	—	—	—
Share-based plan compensation	—	—	1,262	—	—	—	1,262
Balance as of October 3, 2021	20,255	$217	$453,761	$(107,996)	$(86,966)	$(74,472)	$184,544

Balance as of June 28, 2020	19,994	214	449,576	(13,982)	(87,985)	(74,472)	273,351
Net loss	—	—	—	(58,524)	—	—	(58,524)
Other comprehensive income, net of tax	—	—	—	—	4,234		4,234
Conversion of restricted stock units and tax withholding on net share settlements	4	—	(11)	—	—	—	(11)
Stock options exercised	—	—	—	—	—	—	—
Share-based plan compensation	—	—	1,786	—	—	—	1,786
Other	—	—	—	(22)	—	—	(22)
Balance as of September 27, 2020	19,998	$214	$451,351	$(72,528)	$(83,751)	$(74,472)	$220,814

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041
Net loss	—	—	—	(21,535)	—	—	(21,535)
Other comprehensive loss, net of tax	—	—	—	—	(998)	—	(998)
Conversion of restricted stock units	230	3	(3,283)		—	—	(3,280)
Stock options exercised	24	—	151	—	—	—	151
Share-based plan compensation	—	—	4,165	—	—	—	4,165
Balance as of October 3, 2021	20,255	$217	$453,761	$(107,996)	$(86,966)	$(74,472)	$184,544

Balance as of December 31, 2019	19,912	213	446,657	99,280	(80,267)	(74,472)	391,411
Net loss	—	—	—	(171,564)	—	—	(171,564)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax	—	—	—	—	(3,484)	—	(3,484)
Conversion of restricted stock units	83	1	275	—	—	—	276
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	4,302	—	—	—	4,302
Other	—	—	—	(22)	$—	$—	(22)
Balance as of September 27, 2020	19,998	$214	$451,351	$(72,528)	$(83,751)	$(74,472)	$220,814

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CIRCOR International, Inc. (“CIRCOR” or the “Company”) have been prepared according to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting, along with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles it uses for its annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. The Company believes that the disclosures made in its condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The condensed consolidated balance sheet as of December 31, 2020 was derived from CIRCOR’s audited consolidated financial statements as of that date but does not include all of the information and notes required for annual financial statements. The Company recommends that the financial statements included in its Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three and nine months ended October 3, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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
The effects of the COVID-19 pandemic continue to negatively impact the Company’s results of operations, cash flows and financial position. The Company’s condensed consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended October 3, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except as updated below with respect to newly adopted accounting standards.

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

New Accounting Standards - Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01 which clarified the scope of Topic 848. Topic 848 contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other areas or transactions that are impacted by reference rate reform (i.e., by the transition of LIBOR and other interbank offered rates to alternative reference interest rates). The new standard was effective upon issuance and generally can be applied to contract modifications through December 31, 2022. The Company adopted this standard as of January 1, 2021, and intends to apply the provisions of this standard to contract modifications if and when applicable. During the interim period ended October 3, 2021, the adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

(3) Discontinued Operations

Discontinued Operations

During 2020, the Company’s wholly-owned subsidiary, CIRCOR Energy Products LLC (“CEP”), completed the disposition of its Distributed Valves (“DV”) business. The transaction is subject to an earn out of 50% of net profit (only if positive) from closing through December 31, 2022. As part of the transaction, CEP retained certain liabilities and responsibility for closing CEP's Mexico manufacturing facility. During the three and nine months ended October 3, 2021, the Company continued to settle certain retained liabilities. During the three months ended October 3, 2021, the Company recognized a gain of $2.7 million related to an extinguished liability for the lease settlement of the Mexico manufacturing facility.

The following table presents the summarized components of income (loss) from discontinued operations of the DV business for the three and nine months ended October 3, 2021 and September 27, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net revenues	$—	$—	$—	$10,055
Cost of revenues	—	—	—	26,399
Gross profit (loss)	—	—	—	(16,344)
Selling, general and administrative expenses	—	—	(84)	9,074
Special and restructuring charges (recoveries), net	(31)	(938)	17	18,189
Operating income (loss)	31	938	67	(43,607)
Other (income) expense:
Interest (income), net	—	—	—	(14)
Other (income) expense, net	(2,479)	763	(1,581)	981
Total other (income) expense, net	(2,479)	763	(1,581)	967
Income (loss) from discontinued operations, before income taxes	2,510	175	1,648	(44,574)
Provision for (benefit from) income tax	—	(166)	255	(10,229)
Income (loss) from discontinued operations, net of tax	$2,510	$341	$1,393	$(34,345)

(4) Revenue Recognition

The Company's revenue is derived from a variety of contracts. A significant portion of revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the aerospace, defense and industrial markets. Contracts within the defense markets are primarily with U.S. military customers. These contracts typically are subject to the Federal Acquisition Regulations (“FAR”). The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements.

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

As of October 3, 2021, the Company had $199.0 million of transaction price related to remaining performance obligations. The Company expects to recognize approximately 25% of its remaining performance obligations as revenue during the remainder of 2021, 59% in 2022, and the remaining 16% in 2023 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balances outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liabilities as opposed to a portion applying to the new advances for the period. Revenue recognized during the nine months ended October 3, 2021 that was included in contract liabilities as of the beginning of the period amounted to $22.5 million.

Disaggregation of Revenue. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Aerospace & Defense Segment
Commercial Aerospace & Other	$21,096	$19,142	$67,197	$70,657
Defense	40,388	43,107	115,050	119,326
Total	61,484	62,249	182,247	189,983
Industrial Segment
Valves	48,657	49,846	141,438	153,489
Pumps	80,641	74,545	238,098	221,448
Total	129,298	124,391	379,536	374,937
Net Revenues	$190,782	$186,640	$561,783	$564,920

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Aerospace & Defense Segment
EMEA	$15,097	$13,936	$43,946	$42,996
North America	43,173	44,932	128,288	135,627
Other	3,214	3,381	10,013	11,360
Total	61,484	62,249	182,247	189,983
Industrial Segment
EMEA	59,500	52,146	179,109	161,572
North America	35,194	40,765	106,019	128,610
Other	34,604	31,480	94,408	84,755
Total	129,298	124,391	379,536	374,937
Net Revenues	$190,782	$186,640	$561,783	$564,920

Contract Balances. The Company’s contract assets and contract liabilities balances as of October 3, 2021 and December 31, 2020 are as follows (in thousands):

	October 3, 2021	December 31, 2020	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$85,132	$67,352	$17,780
Recorded within other non-current assets	12,036	10,824	1,212
	$97,168	$78,176	$18,992

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$19,187	$23,585	$(4,398)
Recorded within other non-current liabilities	5,983	9,412	(3,429)
	$25,170	$32,997	$(7,827)

Contract assets increased by $19.0 million during the nine months ended October 3, 2021, primarily due to unbilled revenue recognized during the period for over-time revenue contracts within the Defense and Refinery Valves businesses.

Contract liabilities decreased by $7.8 million during the nine months ended October 3, 2021, primarily due to recognition of revenue against customer advances within the Defense business in excess of advances received during the period, partially offset by customer advances received in excess of revenue recognized in the Industrial Pumps and Valves businesses.

Revenue on over time contracts is recognized as the Company, in accordance with the terms of the applicable contract, transfers control in the underlying products or services to the customer, which occurs as it incurs costs on its contracts under the cost-to-cost measure of progress. Revenue on over time contracts may be recognized before or after payments, advances or progress billings from customers are received. Recognition of revenue on over time contracts before the Company can invoice the customer can result in contract assets. Receipt of progress billings or advances from customers in advance of recognizing revenue can result in contract liabilities. Contract assets and contract liabilities amounts presented above are determined at the contract level unit of account. At the contract level it is determined whether the contract is in a net contract asset or net contract liability position.

Contract assets are generally classified between current (one year or less) and non-current (more than one year) based on factors such as when payments are due. Contract liabilities are generally classified between current and non-current based on factors such as expected timing of satisfaction of performance obligation.

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, its historical experience, expectation of changes in risk of loss and any specific customer collection issues that it has identified. During the nine months ended October 3, 2021, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries. During the nine months ended September 27, 2020, the Company recognized a $5.9 million charge for allowance against a customer receivable. Other than that there were no other material changes including additional allowances, write-offs or recoveries.

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

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three and nine months ended October 3, 2021 and September 27, 2020 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Special charges (recoveries), net	$1,126	$436	$2,779	$(39,720)
Restructuring charges (recoveries), net	(312)	502	4,029	3,973
Total special and restructuring charges (recoveries), net	$814	$938	$6,808	$(35,747)

Special charges (recoveries), net

The table below details the special charges (recoveries), net recognized for the three and nine months ended October 3, 2021 (in thousands):

	Special charges (recoveries), net
	Three Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Heater & Control Valve divestiture charges	$—	$481	$143	$624
Other special charges (recoveries), net	—	376	126	502
Total special charges (recoveries), net	$—	$857	$269	$1,126

	Special charges (recoveries), net
	Nine Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Cryo divestiture gain	$—	$(1,947)	$—	$(1,947)
Heater & Control Valve divestiture charges	—	3,459	143	3,602
Other special charges (recoveries), net	35	995	94	1,124
Total special charges (recoveries), net	$35	$2,507	$237	$2,779

Heater & Control Valve divestiture: During the three and nine months ended October 3, 2021, the Company recognized special charges of $0.6 million and $3.6 million, respectively, related to the sale of the Heater and Control Valve businesses. The Company also recognized charges of $0.1 million in Corporate associated with the divestiture during the three and nine months ended October 3, 2021.

Cryo divestiture: During the nine months ended October 3, 2021, the Company recognized a net special recovery of $1.9 million from the sale of the Cryo business. The Company received cash proceeds of $7.2 million and recognized a pre-tax gain on sale of $1.9 million.

Other special charges (recoveries), net: The Company recognized special charges of $0.5 million and $1.1 million for the three and nine months ended October 3, 2021, respectively. Included in the charge recognized during the nine months ended October 3, 2021 within the Industrial segment is $0.9 million pertaining to a contingency indemnification to the buyer of a previously divested business. The Company also recognized charges of $0.1 million in Corporate associated with streamlining operations and reducing costs during the three months ended October 3, 2021.

The table below details the special charges (recoveries), net recognized for the three and nine months ended September 27, 2020 (in thousands):

	Special charges (recoveries), net
	Three Months Ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$—	$249	$249
Other special charges	—	—	187	187
Total special charges (recoveries), net	$—	$—	$436	$436

	Special charges (recoveries), net
	Nine Months Ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$(53,202)	$(57)	$(53,259)
Professional fees	—	—	6,925	6,925
Amortization of debt issuance fee	—	—	3,541	3,541
Other special charges	—	101	2,972	3,073
Total special charges (recoveries), net	$—	$(53,101)	$13,381	$(39,720)

I&S Divestiture: In 2020, the Company recorded net special charges of $0.2 million and a net special recovery of $(53.3) million for the three and nine months ended September 27, 2020, respectively, attributed to the sale of the I&S business in January 2020. During the quarter ended March 29, 2020, the Company received net cash proceeds of $169.8 million and recognized a pre-tax gain on sale of $54.6 million. The Industrial segment incurred $1.4 million of operating expenses associated with the I&S business for the three months ended March 29, 2020, which are presented net within the I&S divestiture line.

Professional fees: The Company incurred special charges of $6.9 million for the nine ended September 27, 2020 associated with the review and response to an unsolicited tender offer to acquire the Company and related corporate governance actions, and for other proxy-related matters.

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

Restructuring charges (recoveries), net

The tables below detail the charges associated with restructuring actions recorded for the three and nine months ended October 3, 2021 and September 27, 2020. Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Restructuring charges (recoveries), net
	Three Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related charges (recoveries), net	$24	$(275)	$—	$(251)
Employee related charges (recoveries), net	(69)	8	—	(61)
Total restructuring charges (recoveries), net	$(45)	$(267)	$—	$(312)

	Restructuring charges, net
	Nine Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$48	$77	$—	$125
Employee related expenses, net	1,101	2,432	371	3,904
Total restructuring charges, net	$1,149	$2,509	$371	$4,029

Accrued restructuring charges as of December 31, 2020				$1,512
Total charges, net (shown above)				4,029
Charges paid / settled, net				(3,353)
Accrued restructuring charges as of October 3, 2021				$2,188

The Company expects to make payment or settle the majority of the restructuring charges accrued as of October 3, 2021 during the next six months.

	Restructuring charges, net
	Three Months Ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related charges	$7	$154	$—	$161
Employee related charges	173	151	17	341
Total restructuring charges, net	$180	$305	$17	$502

	Restructuring charges, net
	Nine Months Ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$37	$154	$—	$191
Employee related expenses	342	3,084	356	3,782
Total restructuring charges, net	$379	$3,238	$356	$3,973

Accrued restructuring charges as of December 31, 2019				$5,199
Total year to date charges, net (shown above)				3,973
Charges paid / settled, net				(6,664)
Accrued restructuring charges as of September 27, 2020				$2,508

Descriptions of the restructuring actions is provided in the section titled “Restructuring Programs Summary” that follows.

Restructuring Programs Summary

The Company recorded restructuring recoveries of $(0.3) million and charges of $4.0 million during the three and nine months ended October 3, 2021, respectively, to reduce expenses, primarily through reductions in force across both administrative functions and manufacturing operations. The Company initiated plans in Q2 2021 to restructure employees at certain sites, and recognized $1.9 million of year to date charges in connection with these plans as of October 3, 2021. Included in cost of revenues on the condensed consolidated statements of operations is $0.9 million for inventory write downs related to the exit of businesses and consolidation of facilities in the Industrial segment.

During the three and nine months ended September 27, 2020, the Company recorded $0.5 million and $4.0 million of restructuring charges, respectively, to reduce expenses primarily through reductions in force in manufacturing and administrative operations.

(6) Inventories

Inventories consisted of the following as of October 3, 2021 and December 31, 2020 (in thousands):

	October 3, 2021	December 31, 2020
Raw materials	$51,209	$63,255
Work in process	60,543	45,867
Finished goods	20,490	19,962
Total inventories	$132,242	$129,084

(7) Goodwill and Intangibles, net

The following table shows the movement in goodwill by segment from December 31, 2020 to October 3, 2021 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2020	$57,574	$101,370	$158,944
Business divestiture	—	(755)	(755)
Currency translation adjustments	(78)	(2,372)	(2,450)
Goodwill as of October 3, 2021	$57,496	$98,243	$155,739

The movement in goodwill for business divestiture relates to the allocation of goodwill to the carrying value of the Heater and Control Valve businesses divested in the second quarter of 2021.

The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis during the fourth quarter, or more frequently if circumstances warrant. At October 3, 2021, the Company performed a review and determined there were no triggering events requiring an impairment assessment.

The table below presents gross intangible assets and the related accumulated amortization as of October 3, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	304,227	(131,633)	172,594
Acquired technology	136,480	(69,757)	66,723
Total Amortized Intangibles	$446,075	$(206,758)	$239,317

Non-amortized intangibles (trademarks and trade names)	$76,135	$—	$76,135
Total Non-Amortized Intangibles	$76,135	$—	$76,135
Net carrying value of intangible assets			$315,452

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 3, 2021 (in thousands):

	2021	2022	2023	2024	2025	After 2025
Estimated amortization expense	$10,385	$36,861	$32,317	$28,396	$24,840	$106,518

(8) Segment Information

The Company's Chief Operating Decision Maker (the “CODM”) evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and serves as the basis for determining incentive compensation achievement.

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net revenues
Aerospace & Defense	$61,484	$62,249	$182,247	$189,983
Industrial	129,298	124,391	379,536	374,937
Net revenues	$190,782	$186,640	$561,783	$564,920
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$14,868	$14,782	$37,668	$40,418
Industrial - Segment Operating Income	11,268	9,807	31,403	27,383
Corporate expenses	(6,878)	(7,244)	(22,726)	(23,496)
Subtotal	19,258	17,345	46,345	44,305
Special charges (recoveries), net	1,126	436	2,779	(39,720)
Restructuring charges (recoveries), net	(312)	502	4,029	3,973
Special and restructuring charges (recoveries), net	814	938	6,808	(35,747)
Restructuring related inventory charges (recoveries), net	(60)	351	899	(250)
Impairment charges	—	—	—	116,182
Acquisition amortization	10,416	10,625	31,402	31,523
Acquisition depreciation	1,412	1,011	5,114	2,965
Restructuring, impairment and other costs, net	11,768	11,987	37,415	150,420
Consolidated Operating Income (loss)	6,676	4,420	2,122	(70,368)
Interest expense, net	7,997	8,202	24,325	25,699
Other expense (income), net	134	765	(2,543)	229
Income (loss) from continuing operations before income taxes	$(1,455)	$(4,547)	$(19,660)	$(96,296)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Capital expenditures
Aerospace & Defense	$999	$1,236	$3,151	$2,562
Industrial	3,767	1,085	7,247	5,642
Corporate	—	31	123	361
Consolidated capital expenditures	$4,766	$2,352	$10,521	$8,565

Depreciation and amortization
Aerospace & Defense	$3,182	$3,142	$8,955	$9,322
Industrial	12,772	12,500	39,996	37,661
Corporate	158	85	483	316
Consolidated depreciation and amortization	$16,112	$15,727	$49,434	$47,299

Identifiable assets	October 3, 2021	December 31, 2020
Aerospace & Defense	$453,372	$450,597
Industrial	1,339,809	1,378,710
Corporate	(702,906)	(698,779)
Consolidated identifiable assets	$1,090,275	$1,130,528

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

The aggregate net fair value of the Company’s interest rate swap, cross-currency swap, and foreign currency forward contract as of October 3, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	Significant Other Observable Inputs Level 2
	October 3, 2021	December 31, 2020
Derivative assets	$545	$2,359
Derivative liabilities	$(6,617)	$(17,139)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of October 3, 2021, the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $517.4 million, compared to carrying cost of $517.0 million. At December 31, 2020 the estimated fair value of the Company’s gross debt (before netting debt issuance costs) was $517.3 million, compared to carrying cost of $519.9 million. The Company’s outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of October 3, 2021 and December 31, 2020, the Company had restricted cash balances of $1.3 million and $1.2 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain between 90% and 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the three and nine months ended October 3, 2021, the Company sold a total of $10.7 million and $28.9 million respectively, of receivables under the program, receiving $10.2 million and $27.7 million, respectively, in upfront cash. During the three and nine months ended September 27, 2020, the Company sold a total of $12.6 million and $41.8 million, respectively, of receivables under the program, receiving $11.9 million and $39.3 million, respectively, in upfront cash.

At October 3, 2021, a beneficial interest balance of $0.5 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company has a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an International Swaps and Derivatives Association (“ISDA”) Master Agreement with Deutsche Bank AG. Should the counterparty cease to be part of the Company’s secured lender group, the cross-currency agreement could be terminated early if acceptable substitute collateral arrangements (such as cash) are not put in place. The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement mitigates foreign currency exchange rate exposure on the Company’s net investment in Euro denominated subsidiaries and is not for speculative trading purposes. The net investment hedge was deemed effective as of quarter-end. As of October 3, 2021 and December 31, 2020, the cross-currency swap had a fair value liability of $2.3 million and $6.2 million, respectively.

The Company has an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor (in line with the Company's credit agreement) and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of the current credit spread of 325 basis points plus 2.6475% for a total interest rate of 5.8975%. The ISDA Master Agreement, together with its related schedules, contains customary representations, warranties, and covenants. The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. As of October 3, 2021 and December 31, 2020, the interest rate swap had a fair value liability of $3.8 million and $8.6 million, respectively.

As of October 3, 2021, the Company had one EUR/SEK foreign currency forward contract with a notional value of EUR 7.6 million. There were no open forward contracts as of December 31, 2020. The fair value of the derivative forward contract at October 3, 2021 was immaterial. The Company’s forward hedge contract falls within Level 2 of the fair value hierarchy, in accordance with ASC Topic 820. For the three months ended October 3, 2021, the realized and unrealized loss associated with this contract was $0.1 million. For the nine months ended October 3, 2021, the realized and unrealized loss was $0.4 million. The intent of the foreign currency forward contract is to mitigate the risk of foreign exchange gains and losses on Euro-denominated balances at one of the Company’s non-Euro denominated functional currency entities. The forward contracts does not qualify for hedge accounting treatment. Any gains and losses are recognized as a component of other expense (income) in the condensed consolidated statements of operations.

The aggregate net fair value of the interest rate swap, cross-currency swap, and foreign currency forward contract was a net liability position of $6.1 million and $14.8 million at October 3, 2021 and December 31, 2020, respectively. These balances are recorded in accrued expenses and other current liabilities of $6.6 million, and prepaid expenses and other current assets of $0.5 million on the condensed consolidated balance sheet as of October 3, 2021. As of December 31, 2020, these balances are recorded in other non-current liabilities of $10.6 million, accrued expenses and other current liabilities of $6.5 million, and prepaid expenses and other current assets of $2.4 million on the consolidated balance sheet.

The amount of gains (loss) recognized in other comprehensive loss (“OCI”) and reclassified from accumulated other comprehensive loss (“AOCI”) to earnings are summarized below (in thousands):

	Three Months Ended	Nine Months Ended
	October 3, 2021	October 3, 2021
Amount of (loss) recognized in OCI	$(21)	$(260)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net)	$(1,665)	$(5,052)

Amounts expected to be reclassified from AOCI into interest expense, net in the next 12 months is a loss of $3.4 million. Interest expense, net (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.0 million and $18.1 million for the three and nine months ended October 3, 2021, respectively.

Debt

As of October 3, 2021, total debt was $507.1 million compared to $507.9 million as of December 31, 2020. Total debt is net of unamortized term loan debt issuance costs of $9.9 million and $12.0 million at October 3, 2021 and December 31, 2020, respectively. The Company made interest payments of $23.3 million and $25.6 million during the nine months ended October 3, 2021, and September 27, 2020, respectively.

On March 20, 2020, the Company drew down $80 million on its line of credit due to concerns about possible disruptions to global capital markets stemming from COVID-19. The Company has since paid down its revolving credit facility balance by $55.0 million for a current balance of $25.0 million as of October 3, 2021.

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, it has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of October 3, 2021.

The Company records provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. The Company also records provisions with respect to any significant individual warranty issues as they arise. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

The following table sets forth information related to product warranty reserves for the nine months ended October 3, 2021 and September 27, 2020 (in thousands):

	Nine Months Ended
	October 3, 2021	September 27, 2020
Balance beginning	$2,206	$1,642
Provisions	2,532	1,895
Claims settled	(2,116)	(1,813)
Currency translation adjustment	(47)	6
Balance ending	$2,575	$1,730

Warranty obligations are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

(11) Commitments and Contingencies

The Company is subject to various legal proceedings and claims pertaining to matters such as product liability or contract disputes. The Company is also subject to other proceedings and governmental inquiries, inspections, audits or investigations pertaining to issues such as tax matters, patents and trademarks, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, the Company expects that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity. During the nine months ended October 3, 2021, the Company recognized recoveries for a business interruption insurance claim in the amount of $0.8 million, which is classified in the selling, general and administrative expenses on the condensed consolidated statement of operations.

Asbestos-related product liability claims continue to be filed against two of the Company's subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which the Company acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which it acquired in 1998. The Hoke subsidiary was divested in January 2020 through the sale of the I&S business. However, the Company has indemnified the buyer for asbestos-related claims that are made against Hoke. Due to the nature of the products supplied by these entities, the markets they serve and the Company’s historical experience in resolving these claims, the Company does not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

During the second quarter of 2021, the Company was notified of a contract termination by one of its Industrial segment customers. The basis for this termination is under dispute and the ultimate outcome of this matter is uncertain. The Company has a net receivable in the amount of $4.6 million as of October 3, 2021 relating to this contract. Further, the Company has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Should the negotiation or settlement process be unfavorable for the Company, the Company is exposed to risk of loss for some or all of the net receivable under the contract, performance guarantees and potential future claims should any be asserted.

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at October 3, 2021 was $31.0 million of which $23.4 million was syndicated under the Company’s credit agreement. This compares with aggregate notional value of $39.3 million of which $30.4 million was syndicated under the credit agreement as of December 31, 2020. These instruments generally have expiration dates ranging from less than 1 month to 5 years from October 3, 2021.

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Pension Benefits - U.S. Plans
Interest cost	$772	$1,398	$2,318	$4,194
Expected return on plan assets	(2,102)	(2,747)	(7,359)	(8,241)
Amortization	51	43	152	129
Net periodic benefit income	$(1,279)	$(1,306)	$(4,889)	$(3,918)

Pension Benefits - Non-U.S. Plans
Service cost	$821	$692	$2,467	$2,076
Interest cost	242	339	735	1,017
Expected return on plan assets	(156)	(194)	(470)	(582)
Amortization	175	31	534	93
Net periodic benefit cost	$1,082	$868	$3,266	$2,604

Other Post-Retirement Benefits
Service cost	$1	$—	$3	$—
Interest cost	42	66	126	198
Net periodic benefit cost	$43	$66	$129	$198

The periodic benefit service costs are included in both costs of revenues, as well as selling, general, and administrative expenses, while the remaining net periodic benefit costs are included in other expense (income), net in the condensed consolidated statements of operations for the three and nine months ended October 3, 2021 and September 27, 2020.

The Company did not make any employer contributions to the Company’s U.S. or non-U.S. based defined benefit pension plans during the three and nine months ended October 3, 2021 and September 27, 2020.

(13) Income Taxes

The provision for (benefit from) for income taxes to income (loss) from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Loss from continuing operations before income taxes	$(1,455)	$(4,547)	$(19,660)	$(96,296)
Effective tax rate	6.3%	(1,194.8)%	(16.6)%	(42.5)%
(Benefit from) provision for income taxes	$(92)	$54,318	$3,268	$40,923

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

The effective tax rate for the three months ended October 3, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and unbenefited losses. The effective tax rate for the three months ended September 27, 2020, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances, unbenefited losses and intercompany financing. The effective tax rate for the nine months ended October 3, 2021 differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and an adjustment related to stock compensation. The effective tax rate for the nine months ended September 27, 2020 differed from the U.S. statutory tax rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and unbenefited losses. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of October 3, 2021 and December 31, 2020, the Company had $0.9 million and $1.1 million, respectively, of unrecognized tax benefits including penalty and interest, all of which would affect the Company's effective tax rate if recognized in any future period.

(14) Share-Based Compensation

As of October 3, 2021, the Company had 610,691 stock options and 558,750 Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plan Awards (“RSU MSPs”) outstanding. On May 25, 2021 at the Company’s annual meeting, the Company’s shareholders approved an amendment to the 2019 Stock Option and Incentive Plan (the “2019 Plan”) to increase the number of shares available for issuance by 1,000,000 shares. The 2019 Plan now authorizes issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 1,260,268 shares available for grant as of October 3, 2021.

During the nine months ended October 3, 2021 and September 27, 2020, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

During the nine months ended October 3, 2021 and September 27, 2020, the Company granted 243,650 and 612,094 RSU Awards with approximate fair values of $40.58 and $12.76 per RSU Award, respectively. During the nine months ended October 3, 2021 and September 27, 2020, the Company granted performance-based RSU Awards as part of the overall mix of RSU Awards. Of the 243,650 RSU Awards granted during the nine months ended October 3, 2021, 70,933 are performance-based RSU Awards. This compares to 109,278 performance-based RSU Awards granted during the nine months ended September 27, 2020. The performance-based RSU Awards granted in 2021 include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three year performance period. The target payout range for the 2021 awards is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. The 2021 performance-based RSUs are valued using a Monte Carlo Simulation model to account for the market condition on grant date. The performance-based RSUs granted in 2020 include metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. Of the different performance-based RSU tranches without a market condition, the Company anticipates approximately 5% overall achievement and probability to vest.

There were 31,248 RSU MSPs granted during the nine months ended October 3, 2021. RSU MSPs granted during the nine months ended October 3, 2021 had a per unit discount of $13.14 per share representing fair value. No RSU MSPs were granted during the nine months ended September 27, 2020.

Compensation expense related to the Company’s share-based plans for the nine months ended October 3, 2021 and September 27, 2020 was $4.2 million and $4.3 million, respectively. Compensation expense for nine months ended October 3, 2021 was recorded entirely in selling, general and administrative expenses. Compensation expense for the nine months ended September 27, 2020 was recorded as follows: $4.0 million in selling, general and administrative expenses, $0.1 million in special charges related to the sale of the Company’s I&S business, and $0.2 million in discontinued operations related to the sale of the Company’s DV business. The special charges relate to the accelerated vesting of awards as a result of the sale transactions. As of October 3, 2021, there were $9.4 million of total unrecognized compensation costs related to the Company’s outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

The weighted average contractual term for stock options outstanding and options exercisable as of October 3, 2021 was 2.4 years and 2.3 years, respectively.

The aggregate intrinsic value of RSU Awards settled and outstanding during the nine months ended October 3, 2021 was $12.1 million and $16.8 million, respectively. The aggregate intrinsic value of RSU MSP Awards settled and outstanding during the nine months ended October 3, 2021 was $0.2 million and $0.6 million, respectively.

The Company also grants cash settled stock unit awards to some of its international employee participants. Cash settled stock unit award related compensation cost for the nine months ended October 3, 2021 was $0.6 million which compares with $0.3 million for the same period ended September 27, 2020. The increase in cost is related to a higher stock price in 2021.

(15) Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders’ equity, for the nine months ended October 3, 2021 and September 27, 2020 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2020	$(46,899)	$(33,359)	$(5,710)	$(85,968)
Other comprehensive (loss) income	(5,951)	161	4,792	(998)
Balance as of October 3, 2021	$(52,850)	$(33,198)	$(918)	$(86,966)

Balance as of December 31, 2019	$(53,848)	$(19,513)	$(6,906)	$(80,267)
Other comprehensive (loss) income	(3,418)	126	(192)	(3,484)
Balance as of September 27, 2020	$(57,266)	$(19,387)	$(7,098)	$(83,751)

(16) Income (Loss) Per Common Share (“EPS”)

For the three and nine months ended October 3, 2021, and September 27, 2020, outstanding stock options, RSU Awards and RSU MSPs were not included in the calculation of dilutive EPS because to do so would be anti-dilutive. For the three months ended October 3, 2021, there were 783,497 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $32.76 to $60.99. For the three months ended September 27, 2020, there were 674,306 anti-dilutive stock options, RSU Awards and RSU MSPs with exercise prices ranging from $31.05 to $71.56.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about outlook for the fourth quarter, the expected and potential direct or indirect impacts of the COVID-19 pandemic on our business, the realization of cost reductions from restructuring activities and expected synergies, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the global economy; changes in the price of and demand for oil and gas in both domestic and international markets; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; our ability to successfully implement our divestiture; restructuring or simplification strategies; fluctuations in interest rates; our ability to successfully defend product liability actions; the outcome of litigation or claims made against us; as well as greater than usual uncertainty in predicting future results due to the impact upon us, our customers and our vendors of inflation and concerns about inflation, difficulty in hiring employees, logistical and other supply chain challenges worldwide and the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of COVID-19, natural disasters, terrorist attacks and other similar matters. We advise you to read further about these and other risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which is filed with the Securities and Exchange Commission (“SEC”) and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company's Industrial reporting segment has been and continues to be significantly impacted by the COVID-19 pandemic. In 2021, we expect modest growth in the General Industrial sector led by chemical and machinery applications with a weaker recovery in construction and mining compared to 2020. We expect that our mid-stream and downstream oil and gas customers will continue to prioritize spending on critical safety and maintenance, but we expect that larger capital expenditures will continue to be delayed. We expect to experience higher demand for our products that serve the power generation markets with particular strength in Asia and in our global aftermarket.

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

The effects of the COVID-19 pandemic continue to negatively impact the Company’s results of operations, cash flows and financial position. The Company’s condensed consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies used in preparation of our condensed consolidated financial statements for the three and nine months ended October 3, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020, except as updated by Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in an effort to mitigate the likelihood of material adjustments.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates, which are impacted by management’s estimates and assumptions regarding the effects of COVID-19, relate to estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Results of Operations

Three Months Ended October 3, 2021 Compared with Three Months Ended September 27, 2020

Consolidated Operations

	Three Months Ended
(in thousands)	October 3, 2021	September 27, 2020	Total Change	Divestiture	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	$61,484	$62,249	$(765)	$—	$(1,240)	$475
Industrial	129,298	124,391	4,907	—	3,429	1,478
Net revenues	$190,782	$186,640	$4,142	$—	$2,189	$1,953

Net revenues for the three months ended October 3, 2021 were $190.8 million, an increase of $4.1 million, or 2%, as compared to the three months ended September 27, 2020, driven by operational increases of 1% and favorable currency fluctuations of 1%.

Segment Results

In accordance with GAAP, a company's segment reporting should follow how the business is reviewed by its CODM, which is the function that allocates the resources of the enterprise and assesses the performance of the Company’s reportable operating segments. CIRCOR has determined that the CODM is its Chief Executive Officer (“CEO”), as the CEO has the ultimate responsibility for CIRCOR’s strategic decision-making and resource allocation.

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
(in thousands, except percentages)	October 3, 2021	September 27, 2020
Net revenues
Aerospace & Defense	$61,484	$62,249
Industrial	129,298	124,391
Net revenues	$190,782	$186,640

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$14,868	$14,782
Industrial - Segment Operating Income	11,268	9,807
Corporate expenses	(6,878)	(7,244)
Subtotal	19,258	17,345
Restructuring charges (recoveries), net	(312)	502
Special charges (recoveries), net	1,126	436
Special and restructuring charges (recoveries), net (1)	814	938
Restructuring related inventory charges (recoveries), net	(60)	351
Impairment charges	—	—
Acquisition amortization (2)	10,416	10,625
Acquisition depreciation (2)	1,412	1,011
Restructuring, impairment, and other costs, net	11,768	11,987
Consolidated Operating Income (loss)	6,676	4,420
Interest expense, net	7,997	8,202
Other expense (income), net	134	765
Income (loss) from continuing operations before income taxes	$(1,455)	$(4,547)

Consolidated Operating Margin	3.5%	2.4%

(1) See Special and Restructuring Charges (Recoveries), net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	October 3, 2021	September 27, 2020	Change
Segment Orders	$54,028	$59,105	$(5,077)
Net Revenues	$61,484	$62,249	$(765)
Segment Operating Income	$14,868	$14,782	$86
Segment Operating Margin	24.2%	23.7%

Aerospace & Defense segment orders decreased $5.1 million, or 9%, for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020. The decrease was driven by the timing of large orders in our Defense business of 28%, partially offset by increases in our Commercial business of 24% and favorable foreign currency fluctuations of 1%.

Aerospace & Defense segment net revenues decreased by $0.8 million, or 1%, to $61.5 million for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020. The decrease was driven by lower revenues in our

Defense business of 6%, partially offset by increases in our Commercial business of 10% and favorable foreign currency fluctuations of 1%.

Segment operating income increased $0.1 million, or 1% for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020. The increase was primarily driven by higher sales in our Commercial business and product mix in our Defense business.

Segment operating margin increased from 23.7% in the three months ended September 27, 2020 to 24.2% for the three months ended October 3, 2021. The improved operating margin reflects the impact of mix and operational improvements.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	October 3, 2021	September 27, 2020	Change
Segment Orders	$139,691	$107,453	$32,238
Net Revenues	$129,298	$124,391	$4,907
Segment Operating Income	$11,268	$9,807	$1,461
Segment Operating Margin	8.7%	7.9%

Industrial segment orders increased $32.2 million, or 30%, for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020, primarily driven by an increase in the Pumps business of 33%, an increase in the Valves business of 28%, and favorable foreign currency fluctuations of 2%.

Industrial segment net revenue increased $4.9 million, or 4% for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020. The increase was primarily driven by our Pumps business of 8% and favorable foreign currency fluctuations of 1%, partially offset by a decrease in our Valves business of 5%.

Segment operating income increased $1.5 million, or 15% for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020. The increase in margin was primarily driven by our Valves business offset by a decrease in the margin of our Pumps business.

Segment operating margin (adjusted) increased from 7.9% in the three months ended September 27, 2020 to 8.7% for the three months ended October 3, 2021 driven by higher sales volume, partially offset by increased material inflation.

During the second quarter of 2021 the Company was notified of a contract termination by one of its Industrial segment customers. The basis for this termination is under dispute and the ultimate outcome of this matter is uncertain. The Company has a net receivable in the amount of $4.6 million as of October 3, 2021 relating to this contract. Further, the Company has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Should the negotiation or settlement process be unfavorable for the Company, the Company is exposed to risk of loss for some or all of the net receivable under the contract, performance guarantees and potential future claims should any be asserted.

Corporate Expenses

Corporate expenses decreased $0.4 million, or 5% for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020, a result of lower incentive compensation expenses.

Special and Restructuring Charges (Recoveries), net

During the three months ended October 3, 2021 and September 27, 2020, the Company recorded net Restructuring and Special charges, net of $0.8 million and $0.9 million, respectively, within our condensed consolidated statements of operations caption “Special and restructuring charges (recoveries), net”. These charges are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended October 3, 2021 and September 27, 2020, the Company recorded amortization expense of $10.4 million and $10.6 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended October 3, 2021 and September 27, 2020, the Company recorded depreciation expense of $1.4 million and $1.0 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During three months ended October 3, 2021 and September 27, 2020, the Company recorded interest expense of $8.0 million and $8.2 million, respectively. The reduction in interest expense was primarily due to lower outstanding debt balances.

Other Expense (Income), net

During the three months ended October 3, 2021, the Company recorded other expense, net of $0.1 million, as compared to other expense, net of $0.8 million for the three months ended September 27, 2020. The year-over-year decrease is driven by favorable foreign exchange rate movements partially offset by lower returns on pension assets.

Provision for (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended October 3, 2021 and September 27, 2020 (in thousands, except percentages).

	Three Months Ended
	October 3, 2021	September 27, 2020
Income (loss) from continuing operations before income taxes	$(1,455)	$(4,547)
Effective tax rate	6.3%	(1,194.8)%
Provision for (benefit from) provision for income taxes	$(92)	$54,318

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

The effective tax rate for the three months ended October 3, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and unbenefited losses. The effective tax rate for the three ended September 27, 2020, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances, unbenefited losses and intercompany financing. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

Nine Months Ended October 3, 2021 Compared with Nine Months Ended September 27, 2020

Consolidated Operations

	Nine Months Ended
(in thousands)	October 3, 2021	September 27, 2020	Total Change	Divestiture	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	$182,247	$189,983	$(7,736)	$—	$(10,790)	$3,054
Industrial	379,536	374,937	4,599	(4,900)	(5,762)	15,261
Net revenues	$561,783	$564,920	$(3,137)	$(4,900)	$(16,552)	$18,315

Net revenues for the nine months ended October 3, 2021 were $561.8 million, a decrease of $3.1 million, or 0.5%, as compared to the nine months ended September 27, 2020, primarily driven by a decrease in operations of 3% and the impact of a divestiture 1% partially offset by favorable foreign exchange 3%.

Segment Results

	Nine Months Ended
(in thousands, except percentages)	October 3, 2021	September 27, 2020
Net revenues
Aerospace & Defense	$182,247	$189,983
Industrial	379,536	374,937
Net revenues	$561,783	$564,920

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$37,668	$40,418
Industrial - Segment Operating Income	31,403	27,383
Corporate expenses	(22,726)	(23,496)
Subtotal	46,345	44,305
Restructuring charges, net	4,029	3,973
Special charges (recoveries), net	2,779	(39,720)
Special and restructuring charges (recoveries), net (1)	6,808	(35,747)
Restructuring related inventory charges (recoveries), net	899	(250)
Impairment charges	—	116,182
Acquisition amortization (2)	31,402	31,523
Acquisition depreciation (2)	5,114	2,965
Acquisition amortization and other costs, net	37,415	150,420
Operating (loss) income	2,122	(70,368)
Interest expense, net	24,325	25,699
Other expense (income), net	(2,543)	229
Loss from continuing operations before income taxes	$(19,660)	$(96,296)

Consolidated Operating Margin	0.4%	(12.5)%

(1) See Special and Restructuring Charges (Recoveries), net in Note 5 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Nine Months Ended
(in thousands, except percentages)	October 3, 2021	September 27, 2020	Change
Segment Orders	$181,270	$207,752	$(26,482)
Net revenues	$182,247	$189,983	$(7,736)
Segment Operating Income	$37,668	$40,418	$(2,750)
Segment Operating Margin	20.7%	21.3%

Aerospace & Defense segment orders decreased $26.5 million, or 13%, for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020, primarily driven by a decrease in our Defense business of 23% partially offset by an increase in our Commercial business of 8% and favorable foreign currency fluctuations of 1%. Defense orders were down as a result of the non-repeat of a large submarine valves order in 2020.

Aerospace & Defense segment net revenues decreased by $7.7 million, or 4%, to $182.2 million for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020. The decrease was driven by decreases in our Commercial business of 7% and our Defense business of 2%, partially offset by favorable foreign currency fluctuations of 2%.

Aerospace & Defense segment operating income decreased $2.7 million, or 7%, to $37.7 million for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020. The decrease in operating income was primarily driven by lower volume.

Aerospace & Defense segment operating margin decreased from 21.3% in the nine months ended September 27, 2020 to 20.7% for the nine months ended October 3, 2021. The reduced operating margin reflects the impact of lower volume and unfavorable mix.

Industrial Segment

	Nine Months Ended
(in thousands, except percentages)	October 3, 2021	September 27, 2020	Change
Segment Orders	$449,345	$359,919	$89,426
Net Revenues	$379,536	$374,937	$4,599
Net Revenues excluding divestiture (1)	379,536	370,037	9,499
Segment Operating Income	$31,403	$27,383	4,020
Segment Operating Income excluding divestiture (2)	31,403	27,383	4,020
Segment Operating Margin (excluding divestiture)	8.3%	7.4%
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling (“I&S”) business The I&S business generated revenues of $4.9 million for the nine months ended September 27, 2020
(2) Adjusted for the January 2020 divestiture of the I&S business. The I&S business contributed $0.0 to segment operating income for the nine months ended September 27, 2020.

Industrial segment orders increased $89.4 million, or 25%, for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020, driven by the Valves business of 33%, Pumps business of 20% and favorable foreign currency fluctuations of 5%.

Industrial segment net revenue increased $4.6 million, or 1%, for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020. Industrial segment net revenue, excluding divestiture, increased $9.5 million, or 3%, to $379.5 million for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020. The increase in segment net revenue was primarily driven by an increase in our Pumps business of 8%, and favorable foreign exchange of 4% partially offset by a decrease in our Valves business of 8%.

Industrial segment operating income increased $4.0 million, or 15%, for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020. The increase was primarily driven by the impact of a non-repeating receivable write off in the Pumps business during the three months ended March 29, 2020 and operating improvements, partially offset by the impact of unfavorable product mix and volume in our Valves business.

Industrial segment operating margin (excluding divestiture) increased to 8.3% in the nine months ended October 3, 2021 from 7.4% for the nine months ended September 27, 2020. The improved margin was primarily driven by the Pumps business and the impact of a non-repeating receivable write off in the Pumps business during the three months ended March 29, 2020.

Corporate Expenses

Corporate expenses were $22.7 million for the nine months ended October 3, 2021 compared to $23.5 million for the nine months ended September 27, 2020 primarily driven by non-repeating aged receivable write off in the nine months ended September 27, 2020 partially offset by higher outside services costs from IT initiatives.

Special and Restructuring Charges (Recoveries), net

During the nine months ended October 3, 2021 and September 27, 2020, the Company recorded net charges of $6.8 million and net recoveries of $(35.7) million, respectively, within our condensed consolidated statements of operations caption “Special and restructuring (recoveries) charges, net”. These special and restructuring (recoveries) charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Restructuring charges and (recoveries), net

During the nine months ended October 3, 2021 and September 27, 2020, the Company recorded net charges of $0.9 million and recoveries of $(0.3) million, respectively, within our condensed consolidated statements of operations caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs and recoveries related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the nine months ended October 3, 2021 and September 27, 2020, the Company recorded amortization expense of $31.4 million and $31.5 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the nine months ended October 3, 2021 and September 27, 2020, the Company recorded depreciation expense of $5.1 million and $3.0 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

Net interest expense decreased $1.4 million to $24.3 million during the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020. The change in interest expense was due to both lower debt balances and lower interest rates.

Other Expense (Income), net

During the nine months ended October 3, 2021, the Company recorded other income, net of $2.5 million, as compared to other expense, net of $0.2 million for the nine months ended September 27, 2020. The change in other income was driven by favorable foreign currency fluctuations and increased pension income.

Provision for (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the nine months ended October 3, 2021 and September 27, 2020 (in thousands, except percentages):

	Nine Months Ended
	October 3, 2021	September 27, 2020
Income (loss) from continuing operations before income taxes	$(19,660)	$(96,296)
Effective tax rate	(16.6)%	(42.5)%
Provision for (benefit from) income taxes	$3,268	$40,923

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

The effective tax rate for the nine months ended October 3, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances, unbenefited losses and an adjustment related to stock compensation. The effective tax rate for the nine months ended September 27, 2020, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, goodwill impairment and dispositions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

The following table summarizes our cash flow activities for the nine month periods indicated (in thousands):

	October 3, 2021	September 27, 2020
Cash flow provided by (used in):
Operating activities	$4,670	$(46,365)
Investing activities	947	147,815
Financing activities	(6,903)	(113,274)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,163)	29
Increase (Decrease) in cash, cash equivalents and restricted cash	$(4,449)	$(11,795)

During the nine months ended October 3, 2021, cash provided by operations was $4.7 million compared to cash used in operations of $46.4 million during the prior corresponding period. The $51.0 million increase in cash from operating activities was driven by improved operating income and a reduction in net cash used in discontinued operating activities.

During the nine months ended October 3, 2021, cash provided by investing activities was $0.9 million compared to $147.8 million during the prior corresponding period. The $146.9 million period over period decrease in cash generated was primarily driven by the cash received in the three months ended March 29, 2020 from the sale of the Company’s I&S business.

During the nine months ended October 3, 2021, cash used in financing activities was $6.9 million as compared to $113.3 million during the prior corresponding period. The $106.4 million period over period decrease in cash used in financing activities is a result of lower net debt repayments in the current period. During the nine months ended September 27, 2020 the Company paid down $279.2 million on its term loan primarily from proceeds received from the sale of the I&S business.

As of October 3, 2021, total debt was $507.1 million compared to $507.9 million as of December 31, 2020. Total debt is net of unamortized term loan debt issuance costs of $9.9 million and $12.0 million at October 3, 2021 and December 31, 2020, respectively. Total debt as a percentage of total shareholders’ equity was 274% as of October 3, 2021 compared to 246% as of December 31, 2020. As of October 3, 2021, we had gross borrowings of $517.0 million outstanding under the 2017 Credit Agreement and $31.0 million outstanding on letters of credit, with available capacity to borrow an additional $101.6 million under the revolving credit facility, subject to the terms and conditions of that facility.

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

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at October 3, 2021 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

As of October 3, 2021, cash and cash equivalent balances, totaled $72.0 million. Substantially, all of the Company’s cash and cash equivalent balances are held in foreign bank accounts. This compares to $76.5 million of cash and cash equivalents as of December 31, 2020, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our 2017 Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our CEO and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of October 3, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 3, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS
The Company is supplementing the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("the 2020 Annual Report") with the following risk factors. Additional information regarding risk factors can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of the 2020 Annual Report.

Vaccine mandates issued in the U.S. could have a material adverse impact on our business and results of operation.

In September 2021, the White House issued an executive order and guidance from the Safer Federal Workforce Task Force broadly requiring many U.S.-based federal contractors to be fully vaccinated by December 8, 2021, which has been extended to January 4, 2022 (with exceptions including where an employee is legally entitled to an accommodation). The Occupational Safety and Health Administration issued an emergency temporary standard (the "ETS") on November 4, for employers with 100 or more employees to ensure their workers are fully vaccinated or undergo weekly testing. State and local governments are also taking actions related to the pandemic, imposing additional and varying requirements on industry.

We are taking steps to comply with the executive order, the ETS, guidance, and related contract terms. We are continuing to evaluate these evolving requirements, especially as our customers determine when and how to implement new contractual obligations, but we cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company.

Although it is not possible to predict with certainty the impact of these measures on our business and workforce, these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, any of which could have a material adverse effect on our business, financial condition and results of operations.

The inability of our suppliers to provide us with adequate quantities of materials to meet our customers’ demands on a timely basis has had, and may continue to have, an adverse effect on our business; in addition, if the quality of the materials provided does not meet our standards, we may lose customers or experience lower profitability.

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

For example, during the third quarter of 2021, the COVID-19 pandemic, as well as labor shortages and logistics constraints, contributed to supply chain shortages and negatively impacted our results of operations as we faced unexpected difficulties obtaining raw material, castings, and components across CIRCOR. In the near term, we anticipate continued greater than usual uncertainty as a result of global supply chain challenges and that shortages of components and raw materials may continue to negatively impact the operation of our business.

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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021, as filed with the Securities and Exchange Commission on November 12, 2021, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of October 3, 2021 and December 31, 2020
	(ii)	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 3, 2021 and September 27, 2020
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 3, 2021 and September 27, 2020
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months ended October 3, 2021 and September 27, 2020
	(v)	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended October 3, 2021 and September 27, 2020
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

November 12, 2021	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

November 12, 2021	/s/ Abhi Khandelwal
Abhi Khandelwal
Senior Vice President and Chief Financial Officer
Principal Financial Officer

November 12, 2021	/s/ Amit Goel
Amit Goel
Vice President and Chief Accounting Officer
Principal Accounting Officer