Form 10-K
period 2021-12-31
CIRCOR INTERNATIONAL INC
filed 2022-07-26
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 4, 2021 was $620,142,240. The registrant does not have any non-voting common equity.

As of July 19, 2022, there were 20,351,853 shares of the registrant’s Common Stock outstanding.

Explanatory Note

Restatement Background

On March 13, 2022, the Company’s management and the Audit Committee of the Company's Board of Directors (the "Audit Committee") reached a determination that the Company’s previously issued consolidated financial statements and related disclosures (i) as of December 31, 2020 and for the years ended December 31, 2020 and December 31, 2019, (ii) each of the quarterly and year-to-date periods in 2020 and (iii) the quarterly and year-to-date periods in the nine months ended October 3, 2021 should no longer be relied upon because of material misstatements contained in those consolidated financial statements. The Company’s management and the Audit Committee discussed the matters with Ernst & Young LLP, the Company’s independent registered public accounting firm for the fiscal year 2020 through the current fiscal year and with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm for fiscal year 2019 and prior fiscal periods, and determined to restate its audited consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, and its interim financial statements for the first, second, and third quarters of 2021 and 2020.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022, the Company announced that it had discovered accounting irregularities in its Pipeline Engineering business unit, and that the Audit Committee had engaged external advisors to conduct a review into the irregularities. The review revealed accounting irregularities for balance sheet and income statement entries of approximately $40 million on a cumulative basis over a period of five years. It was determined that (i) the Company's previously reported net assets and earnings related to the Pipeline Engineering business were materially misstated, (ii) an individual employee in the Pipeline Engineering business had intentionally manipulated Pipeline Engineering's accounting records beginning in 2017, and (iii) the accounting irregularities resulted from intentional acts to conceal relevant information, falsify accounting records and override management controls. The findings from the review through searches of email, documents and interviews, did not identify any misconduct by any member of the senior management team. The Company recognized an incremental goodwill impairment of $21.9 million in the first quarter of 2020 after considering the fair value of the industrial reporting unit as of the assessment date for the Pipeline Engineering impacts.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2021 includes audited consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, as well as relevant unaudited interim financial information for the quarterly periods ended, October 3, 2021, July 4, 2021, April 4, 2021, September 27, 2020, June 28, 2020, and March 29, 2020. The Company has restated certain information within this Annual Report on Form 10-K, including the consolidated financial statements at December 31, 2020 and for the years ended December 31, 2020 and December 31, 2019, and the relevant unaudited interim financial information for the quarterly periods ended October 3, 2021, July 4, 2021, April 4, 2021, September 27, 2020, June 28, 2020 and March 29, 2020 (collectively known as the “Financial Statements”). In addition to the misstatements related to the Pipeline Engineering matters, the Company also recorded other adjustments to correct previously uncorrected misstatements that were not material, individually or in the aggregate to its consolidated financial statements of prior periods.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information on the audited consolidated financial statements at December 31, 2020 and for the years ended December 31, 2020 and December 31, 2019.

See Note 23, Quarterly Financial Information (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information on the quarterly consolidated financial statements for the years 2020 and 2021.

Control Considerations

In connection with the restatement, management has assessed the effectiveness of the Company's internal control over financial reporting. Based on this assessment, the Company identified material weaknesses in its internal control over financial reporting resulting in the conclusion by the Company's Interim Chief Executive Officer and Interim Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2021. Management is taking additional steps to remediate the material weaknesses in the Company's internal control over financial reporting. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

Part I

Item 1.    Business
This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including the potential outcome, if any, of the Board of Director's review of strategic alternatives; the expected and potential direct and indirect impacts of the COVID-19 pandemic on our business, our ability to remediate the material weakness in our internal control over financial reporting, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the duration and scope of the COVID-19 pandemic; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels, including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; fluctuations in interest rates; our ability to successfully defend product liability actions; the inability to identify or complete a strategic transaction; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of the COVID-19 pandemic, natural disasters, military conflicts, terrorist attacks and similar matters. For a discussion of these risks, uncertainties and other factors, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

As used in this report, the terms “we,” “us,” “our,” the “Company” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

CIRCOR designs, manufactures and markets differentiated technology products and sub-systems for the industrial and aerospace and defense markets. We have a diversified flow and motion control product portfolio with recognized, market-leading brands that fulfill our customers’ mission critical and severe service needs. The Company’s strategy is to grow organically through innovative product development (including digital products), aftermarket growth, penetrating new regions, margin expansion and through complementary acquisitions; achieve world class operational excellence; and build an inclusive, growth-oriented culture that attracts and retains a diverse group of talent. We have a global presence and operate 21 major manufacturing facilities located in North America, Western Europe, Morocco, China and India. The Company has the following reportable business segments: Industrial segment (“Industrial”) and Aerospace & Defense segment (“Aerospace & Defense”). We sell our products directly to end-user customers and original equipment manufacturers (“OEMs”), as well as through Engineering, Procurement and Construction (“EPC”) companies and our channel partner network.

In 2020, we completed the divestiture of our loss-making Distributed Valves (“DV”) business. This action stemmed from our strategic decision to exit the upstream oil and gas valves market. This business and the associated loss on disposal were reported within discontinued operations in our consolidated financial statements. The following discussion in this Item 1 relates only to our continuing operations unless otherwise noted. Refer to Note 1, Description of Business along with Note 4, Discontinued Operations and Assets Held for Sale, to the consolidated financial statements included in this Annual Report for additional information.

Strategies

Our objective is to enhance stockholder value by focusing on organic growth, margin expansion, improving free cash flow and focused capital deployment. Our strategy to achieve these objectives is to:

1) Build the best team. We are committed to creating a strong employee value proposition that attracts talented and diverse people to CIRCOR. We are also committed to investing in, engaging, challenging and developing our employees through a variety of development programs. Our goal is to build an inclusive, growth-oriented culture that, when combined with robust process, appropriate metrics and individual accountability, will deliver extraordinary results.

2) Drive organic growth. We serve mission critical applications across our A&D and Industrial portfolio, and typically enjoy competitive position in the market segments we serve. One of the pillars of our growth is customer intimacy. Strong insights into the needs of our current and prospective customers enable us to drive growth through new products, aftermarket support, value-based pricing and enhanced customer experience from order through delivery. We view aftermarket as key to both organic growth and margin expansion and we will continue exploring support opportunities for our customers, especially those in our Industrial segment. In A&D, our businesses are well positioned for growth from critical programs such as Navy submarines, missiles including hypersonic, fighter aircraft and narrowbody and widebody commercial aircraft platforms. In addition, we are finding use of our technologies in new markets including medical, hydrogen and space applications. We will continue to invest in new technologies and new programs where we can leverage our unique technical advantages.

3) Realize margin expansion. We have a successful track record of expanding margins in our A&D segment and continue to build on this success through value-based pricing, volume growth and the leverage of our best-cost manufacturing operations in Morocco. In Industrial we are implementing similar strategies to those that have been successful in A&D, including value-based pricing, focus on the aftermarket, leverage of best-cost manufacturing in India and China, as well as factory modernization and 80/20 simplification.

5) Optimize overhead cost. We continue to evaluate our cost structure across the organization. We are continuously looking for opportunities to simplify our structure, eliminate redundancies and align our teams closer to the customers. These initiatives have already resulted in structural cost-out in the first half of 2022 and we have identified specific areas of opportunities for further improvements which we are currently evaluating for future implementation.

6) Achieve world class operational excellence. Our businesses are committed to achieving operational excellence in support of our customers’ expectations of high quality, on-time delivery and market competitiveness. We follow the CIRCOR Operating System (“COS”), which creates a disciplined culture of continuous improvement for driving operational excellence . COS is comprised of ten business process attributes designed to engage and empower our employees to recognize and eliminate waste, work real-time problem solving as part of their everyday job experience, and enhance our performance both in operations and front end processes. Quantitative performance metrics define site certification levels to help attain and sustain a high level of quality, productivity, inventory management and market competitiveness that delights our customers, stockholders, and employees.

7) Focused capital deployment. We have a portfolio of leading brands, differentiated technologies and strong customer relationships. We continually evaluate whether we are the best owners of our businesses, or whether we could undertake value enhancing divestitures. Although, our markets remain fragmented, and we see opportunity for complementary and value enhancing acquisitions, in the near term our focus is on organic investments, evaluating divestitures and reducing leverage

Business Segments

Industrial

Industrial is a global portfolio of highly engineered and differentiated flow control solutions. Our primary products are positive displacement pumps, specialty centrifugal pumps, metering pumps, automatic recirculating valves, control and actuator valves for mission critical applications.

Our technology is focused on moving the most difficult fluids with extremely high efficiency for critical applications in the general industrial, power, process, energy, and commercial marine end markets.

We plan to grow the Industrial segment by improving our understanding of our customers and their challenges and providing innovative new products, including digital products, in multiple product lines that address our customers' severe service and mission critical needs. We are driving growth regionally and developing products in-region, for-region. We are using multiple digital tools, including a new CIRCOR app, to support our customers in the aftermarket. The Industrial segment is also focused on pricing initiatives to drive value-pricing for our products. We believe margin expansion can be achieved through use of COS at our sites.

Industrial is headquartered in Radolfzell, Germany, with primary manufacturing centers in North America, England, Germany, India, and China.

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

Brands

Industrial manufactures and markets products and services through the following brands:

Allweiler, DeltaValve, Houttuin, IMO Pump, IMO AB, Leslie Controls, RG Lawrence, RTK, Schroedahl, TapcoEnpro, Tushaco, and Zenith.

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

Revenue

Industrial accounted for $506.1 million, $499.2 million, and $684.6 million or 67%, 65%, and 72% of our net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021 compared to 2020, revenues excluding divestitures increased $11.8 million driven by a 7% increase in the Pumps businesses offset by 5% reduction in the Valves businesses. For the year ended December 31, 2020 compared to 2019, $87.3 million of decline in net revenues was due to divestitures.

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

•In all of the markets we serve, we provide aftermarket components and repair services.

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
•Switches
•Pressure regulators and pressure control systems
•Actuation components and sub-systems

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

Revenue

Aerospace & Defense accounted for $252.5 million, $266.0 million, and $272.6 million, or 33%, 35%, and 28% of our net revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The primary competitors of our Industrial segment include: Leistritz AG, Curtiss-Wright Corporation, Netzsch GmbH, ITT Corporation, IMI plc, SPX Flow, Inc., Seepex GmbH, and Naniwa Ltd.

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

Customers

For the years ended December 31, 2021 and 2020, no customers accounted for more than 10% of the Company’s consolidated revenues. Our businesses sell into both long-term capital projects as well as short-cycle demand. As a result, we tend to experience fluctuations in orders, revenues and operating results at various points across economic and business cycles.
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

Intellectual Property

The Company relies upon a combination of trade secrets and patent and trademark registrations to protect its intellectual property. Our patents are scheduled to expire between 2022 and 2038, and our trademarks can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of any of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

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

Employee Profile

As of December 31, 2021, CIRCOR had 3,120, employees, of whom approximately 98% are full-time. 43% of this workforce was in Europe, 40% in the United States, 11% in India and the rest spread across the rest of Asia, the Middle East and Latin America.

Approximately 37% of our workforce is composed of skilled direct labor working in our factories across the globe. 29% is indirect labor in support of this direct labor. 34% are selling, general and administrative expenses (“SG&A”) staff (including engineering, sales, finance, human resources and legal personnel). 6% of the Company’s U.S. employees are unionized. Outside the United States, we have employees in Europe that are represented by an employee representative organization, such as a union, works council or employee association.

Approximately 19% of the Company's global workforce is female, and 16% of the Company's employees in leadership roles are female. Approximately 34% of the Company's U.S. workforce and 23% of our U.S. employees in leadership roles are racially or ethnically diverse. At the Board of Directors level, 29% of our directors are female and 14% of our Board is racially or ethnically diverse.

Talent Attraction

We employ a rigorous recruitment process to attract and hire the talent needed for our continued success and growth. This includes candidates from diverse backgrounds and with differing experiences. Candidates are carefully vetted and assessed in multiple stages and interviews. Our recruitment processes are designed to comply with local labor laws and regulations.

Attracting a more diverse candidate pool was a particular focus in 2021. We published a revamped careers page on our website, which included a specific section on diversity & inclusion and focused on improving our job descriptions, to make them more appealing to broader slate of potential candidates. We also provided a standardized interview guide and unconscious bias training to hiring managers in 2021.

In addition, we actively partner with universities across the globe to recruit promising graduate talent into various functions in the Company. We work with Kellogg School (Northwestern University) to hire graduating Master of Business Administration (“MBA”) students each year into the Company’s general management rotation program and have plans to expand the program to include engineering graduates, who will be hired to participate in an engineering rotation program.

Talent Development

CIRCOR is committed to developing our talent. Many of our employees participate in an annual Talent Review Process and Performance Management Process, which helps assess the performance as well as the potential of employees. We focus on investment in three main methods of developing talent: (1) on-the-job, technical or skills-based training, (2) mentorship and (3) leadership and executive development training.

We have offered a Senior Leadership Development Program for top leaders and a Management Development Program for mid-level managers. In addition, we actively train our employees on diversity and inclusion, interpersonal skills, process improvement skills, compliance topics as well as technical skills at the site level. We work with high potential employees to create Individual Development Plans for them and provide opportunities for assessments and coaching as needed. In 2021, 50% of leadership positions were filled internally as CIRCOR lays heavy emphasis on promoting from within and creating growth opportunities for our employees. We use annual succession planning and periodic sessions with business leaders and the People team throughout the year to understand the open roles for which internal candidates might be available to fill.

Talent Retention

We are committed to creating a strong employee value proposition, and our retention strategy centers on building an inclusive, growth-oriented culture that is attractive to our employees. We have regular communications from our senior leaders to employees throughout the organization and provide channels for feedback.

We periodically conduct employee engagement surveys and other similar surveys to measure employee engagement and satisfaction. Our 2021 employee engagement survey had a greater than 70% participation rate, and measured employee engagement and satisfaction, and sought employee feedback, across a range of topics. In addition, our sites host town halls throughout the year to engage employees at a local level; some sites also have employee engagement committees that meet regularly with leadership to provide feedback. In 2021, while many of our employees continued to work from home, sites hosted online events to continue to facilitate employee engagement.

In addition, we offer competitive compensation and benefits packages that are designed to retain, motivate and reward our employees. CIRCOR has a Pay for Performance philosophy, and we align our compensation practices with reference to external benchmarks, internal comparisons and the relationship between management and non-management remuneration. We seek to ensure that our pay practices do not discriminate on the basis of gender or race, taking into account job-related responsibilities, geographic location, and individual employee work experience, education and performance. Some of our employees participate in our short-term and/or long-term incentive program connecting payouts to achievement of key financial and other metrics and the employee’s contribution to those results.

We also provide competitive benefits programs in line with local market practice. We regularly review our benefits packages globally, especially in light of changing employees’ expectations as a result of the COVID-19 pandemic and the entrance of Generation Z to our workforce. During 2021 we supported more work from home opportunities, and we rolled out a Flex Work Policy to accommodate employees after pandemic measures are lifted. Additionally, we offer a global Employee Assistance Program to assist with our employee’s well-being.

We carefully monitor the voluntary attrition of our employees. In 2021, the annualized voluntary attrition rate was 9%. This is higher than last year but remains within our expectations. We believe 2020 was lower than our historical rates, in part due to the COVID-19 pandemic, which we believe initially led to fewer employees leaving their jobs.

Employee Health & Safety

We are committed to protecting the health and safety of our employees, and safety is one of our Absolutes. Our Absolutes, which are Safety, Controls and Ethics, are the three imperatives underlying everything we do at CIRCOR. Our culture of safety includes an ongoing training program, stand downs when injury events occur and encouraging our employees to speak up if they see a safety hazard. In 2021, we instituted a Safety Action Plan to reinforce the fundamentals of safety and focus on leading indicators.

In addition to common lagging indicators used to track employee safety, such as injuries, we look to leading indicators, such as safety observations and near-misses, integrated with established problem-solving methodologies to resolve issues that endanger worker safety. In 2021, our Total Recordable Incident Rate (TRIR) was 0.83 and our Lost Time Incident Rate (LTIR) was 0.48. While these numbers are higher than our 2020 TRIR of 0.76 and LTIR of 0.32, nominal recordable incidents were flat and lost time incidents were up slightly year over year, with the ratios driven higher by a lower number of total hours worked across the organization. Additionally, 53% of our manufacturing sites had zero recordable incidents in 2021. We also had no work-related fatalities or incidents of occupational diseases. We aim to improve our safety numbers with continued training, regularly communicating our safety initiatives, and empowering our employees with measures including our Proactive Observation Program and Stop Work Authority.

We continue to strive to ensure the health, safety and general well-being of our teams. Actions we have taken in response to the COVID-19 pandemic, include the following:

•Encouraging those who are sick to stay home and continuing to use work-from-home where necessary to minimize potential outbreaks;
•Encouraging vaccination, and fully covering the cost of COVID-19 vaccinations
•Increasing cleaning protocols across all locations;
•Providing additional personal protective equipment and cleaning supplies;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•Utilization of masks to be worn as recommended by local law; and
•Expanding our Employee Assistance Program to all of our employees worldwide.

Diversity & Inclusion (“D&I”)

CIRCOR is committed to cultivating a workplace that makes diversity, equity, inclusion and transparency priorities in everything we do. In furtherance of that commitment, we have established active D&I initiatives in the areas of talent acquisition, talent development, total rewards, employee engagement and communications, which impact employees at all levels of the organization. In addition, we have a D&I Program Manager and Senior Executive Sponsor, who are driving our D&I initiatives and goals. Our primary goal is to increase gender and racial and ethnic representation throughout the organization, including senior management, and our initiatives are focused on that goal.
D&I achievements in 2021 included the following:

•Utilized metrics to understand penetration of activities and impact on creating diversity in the workplace;
•Included D&I review in periodic Talent Reviews with sites, including focus on Emerging Female Talent;
•Launched our second Employee Resource Group in late 2020, Pride & Allies @ CIRCOR;
•Continued employee communications on D&I topics and initiatives;
•Provided formal training on D&I to over 2,600 employees; and
•Provided formal training on Unconscious Bias to approximately 1,500 employees.

Restatement of Previously Issued Consolidated Financial Statements

On March 13, 2022, we reached a determination that our previously issued consolidated financial statements and related disclosures for (i) the years ended December 31, 2018, December 31, 2019 and December 31, 2020 included in our Annual Reports on Form 10-K, (ii) each of the quarterly and year-to-date periods for 2020 and (iii) the quarterly and year-to-date periods for the nine months ended October 3, 2021 should no longer be relied upon because of certain misstatements contained in those consolidated financial statements. We discussed the matters with Ernst & Young LLP, our independent registered public accounting firm for the fiscal year 2020 through the current fiscal year and with PricewaterhouseCoopers LLP, our independent registered public accounting firm for fiscal year 2019 and prior fiscal periods, and determined to restate our audited consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, and our interim financial statements for the first, second, and third quarters of 2021 and 2020. The misstatements are described in greater detail in Notes 2 and 23 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Available Information

We file reports on Form 10-Q with the SEC on a quarterly basis, additional reports on Form 8-K from time to time, and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K, Form 10-K and amendments to those reports are available without charge, as soon as reasonably practicable after they have been filed with, or furnished to, the SEC, on our Investor Relations website at http://investors.CIRCOR.com. The information on our website is not part of, or incorporated by reference in, this Annual Report.

Item 1A.    Risk Factors

Set forth below are certain risk factors that we believe are material to our stockholders. The risks described in these risk factors, some of which we have actually experienced, could harm our business, financial condition, cash flows, results of operations and reputation. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of those terms or other comparable terminology. Forward-looking statements are only predictions and can be adversely affected by any of the following risks:

Risks related to our Material Weaknesses and Restatements

We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2021. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. In addition, we engaged our independent registered public accounting firm to report on its evaluation of those controls. As disclosed in more detail under Item 9A, “Controls and Procedures” below, we have identified three material weaknesses as of December 31, 2021 in our internal control over financial reporting resulting from (i) a lack of effective review controls to mitigate the risks of material misstatements within significant accounts of smaller reporting locations, (ii) a lack of design and effective controls to monitor at the corporate level significant balances recorded within the trial balances of smaller reporting locations, and (iii) a lack of design and effective controls over the preparation, review and approval of cash account reconciliations and direct access to bank accounts in smaller reporting locations. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2021.

Failure to have effective internal control over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and has led and could again lead to a restatement of our financial statements. For example, the identified material weaknesses resulted in material adjustments to the consolidated financial statements for the years ending December 31, 2020 and 2019, and interim and year to date periods through the nine months ended October 3, 2021. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plans throughout the fiscal year ending December 31, 2022, we cannot be certain as to when remediation will be fully completed. Additional details regarding the initial remediation efforts are disclosed in more detail in Part II, Item 9A, “Controls and Procedures” below. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

If we fail to remediate these material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or additional late reporting of our financial results, as well as delays or the inability to meet our future reporting obligations or to comply with SEC rules and regulations. This could result in claims or proceedings against us, including by shareholders or the SEC. The defense of any such claims could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

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

One of our strategies has been and is to increase our revenues and expand our markets through acquisitions that will provide us with complementary products. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. In addition, our announcement in March 2022 that our Board is reviewing strategic alternatives available to the Company may impact our ability to complete acquisitions. We cannot be certain that we will be able to identify, acquire or profitably manage additional acquired companies or successfully integrate such additional acquired companies without substantial costs, delays or other problems. Acquisitions may also involve a number of special risks, including: adverse effects on our reported operating results; use of cash; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities.

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

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. We are working to continuously enhance and improve lean manufacturing techniques as part of the COS. We believe that this process produces meaningful reductions in manufacturing costs. However, continuous improvement of these techniques may cause short-term inefficiencies in production. If we are not successful in continuously improving our processes, our results of operations may suffer.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In addition, we continue to increase our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed products. While we actively manage our supply chain, having a geographically diverse supply base inherently poses significant logistical challenges, and we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased costs. The occurrence of such factors could have a negative impact on our ability to deliver products to customers within our committed time frames and could adversely impact our results of operations, financial condition and cash flows.

For example, during the second half of 2021, the COVID-19 pandemic, as well as labor shortages and logistics constraints, contributed to supply chain shortages and negatively impacted our results of operations as we faced unexpected difficulties obtaining raw material, castings, and components across CIRCOR. In the near term, we anticipate continued greater than usual uncertainty as a result of global supply chain challenges and that shortages of components and raw materials may continue to negatively impact the operation of our business.

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

When Company, personal or otherwise protected information is improperly accessed, tampered with or distributed, we face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under federal, state, or international laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could results in the loss of trade secrets or other proprietary or competitively sensitive information, compromise personally identifiable information regarding customers or employees, interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties. The costs associated with maintaining robust information security mechanisms and controls are also increasing and are likely to increase further in the future. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

Terrorist activity, acts of war, and/or political instability around the world could cause economic conditions to deteriorate and adversely impact our businesses.

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. Terrorist acts, acts of war or political instability (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. U.S. Government imposed sanctions and export restrictions on certain businesses in Russia as a result of its actions in Ukraine could cause us to experience adverse effects with respect to certain business partners or customers, including inability to ship, or collect payments for, completed orders. In addition, with manufacturing facilities located worldwide, including facilities located in North America, Western Europe, Morocco, and India, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. In some cases, we are not insured for losses and interruptions caused by terrorist acts and acts of war.

The impact of the COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition.

The situation relating to the COVID-19 pandemic and its potential effects on our business and financial results remains dynamic. The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development, availability and effectiveness of treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and enterprise and consumer behaviors. If these and other effects of the COVID-19 pandemic, including its effect on broader economies, financial markets and overall demand environment for our products, continue or worsen, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic has and may further increase the likelihood and severity of other risks discussed in this “Risk Factors” section, including but not limited to risks related to competition, development of the market for and demand for our products, delays in the development and production of our products, availability and cost of raw materials required to produce our products and other supply chain disruptions, labor shortages reliance on third parties, our international scale, our exposure to currency exchange rate fluctuations and the credit risks of our customers and resellers, and volatility in the capital markets.

Risks Related to our International Operations

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to sell our products in international markets not significantly served by us in portions of Europe, Latin America and Asia. We market our products and services outside of the United States through direct sales, distributors, and technically trained commissioned representatives. We may not succeed in our efforts to further penetrate these markets. Moreover, conducting business outside the United States is subject to risks, including currency exchange rate fluctuations; changes or instability in regional, political or economic conditions, outbreak of war or expansion of hostilities, trade protection measures such as tariffs or import or export restrictions; and complex, varying and changing government regulations and legal standards and requirements, particularly with respect to price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including U.S. customs and export regulations and restrictions and the Foreign Corrupt Practices Act. Additionally, the U.S. Government continues to impose and/or consider imposing sanctions on certain businesses and persons in Russia. We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government and any responses from Russia that could directly affect our supply chain, or our ability to continue delivering products to or receiving payments from our business partners or customers, including customers who may decide to completely withhold contract payments owed to us. The occurrence of any of these factors could materially and adversely affect our operations.

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

Recent changes in the Company’s executive management team may be disruptive to, or cause uncertainty in, our business, results of operations and the price of the Company’s common stock.

On December 10, 2021, Abhishek Khandelwal announced his resignation from his position as Chief Financial Officer of the Company effective December 31, 2021, and the Company’s Board of Directors appointed Arjun Sharma, Senior Vice President of Business Development as the Company’s interim Chief Financial Officer effective January 1, 2022. Subsequently, on January 19, 2022, Mr. Scott A. Buckhout stepped down from his position as Chief Executive Officer of the Company, effective immediately, and the Company’s Board of Directors promoted Aerospace & Defense Group President Tony S. Najjar to the position of Chief Operating Officer and appointed him as interim Chief Executive Officer effective immediately. These changes in the Company’s executive management team may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the executive management team could have a negative impact on the Company’s ability to manage and grow its business effectively. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a material adverse impact on the Company’s results of operations and the price of the Company’s common stock.

Our review of strategic alternatives may not result in the identification or completion of a transaction, or create additional value for our stockholders.

On March 14, 2022, the Company announced that the Board of Directors had initiated a review of potential strategic alternatives to enhance shareholder value. At this time it has not made any decisions as to any potential strategic alternatives. We cannot make any assurance that the Board’s review will result in a transaction or other strategic change to the Company or its business, or that the outcome of the review will provide greater value to our stockholders than the current price of our common stock.

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

We are subject to a variety of laws and international trade practices, including regulations issued by certain United States governmental agencies and authorities in the European Union. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to, and increase the cost of obtaining products from, foreign sources. We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government with respect to Russia, and any responses from Russia, that could impact our business. Sanctions or restrictions could cause us to be unable to complete contractual commitments to end customers, cause our end customers to fail to compensate us for previously ordered or delivered products, or cause funds or products to be subjected to legal holds. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2021 and 2020 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

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

Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we incurred in connection with our acquisition of Colfax Corporation's Fluid Handling business (“FH”), depends upon our future performance, which will be subject to general economic conditions (including recovery from the COVID-19 pandemic), industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

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

Our credit agreement, dated December 20, 2021, as amended (the "New Credit Agreement"), governs our senior secured term loan and senior secured revolving credit facility. This agreement includes provisions which place limitations on certain activities, including, without limitation, our ability to: incur additional indebtedness; create liens or encumbrances on our assets; provide guarantees; make certain investments, loans and acquisitions; pay certain dividends or redeem, repurchase or retire certain capital stock or certain indebtedness; engage in certain transactions with our affiliates; enter into certain restrictive agreements; or dispose of or sell assets; or enter into mergers or similar transactions. These restrictions may limit our ability to operate our business and may prohibit or limit our ability to execute our business strategy, compete, enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. Furthermore, future debt instruments or other contracts could contain more restrictive financial or other covenants. The breach of any of these covenants by us or the failure by us to meet any of these conditions or requirements could result in a default under any or all of our indebtedness, which could result in the lenders thereunder ending their obligation to make loans to us and declaring any outstanding indebtedness under the credit agreement or other applicable debt instrument immediately due and payable. Alternatively, our lenders could charge us substantial consent fees to secure amendments or waivers for our non-compliance with financial or other debt covenants. If we are unable to service our indebtedness, our business, financial condition, cash flows and results of operations would be materially adversely affected.

Discontinuation, replacement or reform of LIBOR could affect interest rates under our credit agreement and financing costs.

Borrowings under the New Credit Agreement are made at variable rates, based on London Interbank Offered Rate (“LIBOR”) as a reference rate. On July 27, 2017 the UK Financial Conduct Authority, which regulates LIBOR, announced that it desired to phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited, which administers LIBOR, announced that it planned to consult on ceasing publication of LIBOR on December 31, 2021 for the one week and two month LIBOR tenors (for which publication has now ceased), and on June 30, 2023 for all other LIBOR tenors, including the LIBOR tenor that we use. In light of these announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. In the United States the Alternative Reference Rate Committee convened by the US Federal Reserve identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate to the US Dollar LIBOR. Prior to the phase-out of LIBOR, we expect to reach agreement with our lenders on an amendment to the New Credit Agreement to use SOFR in lieu of LIBOR. We do not expect a significant change to the effective interest rate on our borrowing as a result of any replacement reference rate. Whether SOFR attains market acceptance as a LIBOR replacement tool is uncertain. In the event we are unable to reach agreement on a replacement reference rate, the loans outstanding under the New Credit Agreement from time to time using LIBOR as a reference rate will convert to the base rate, which could result in higher interest rates on these term loans and any such revolving loans.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We maintain 21 major manufacturing facilities worldwide, including operations located in North America, Western Europe, Morocco, China, and India. We also maintain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts and is leased.

Our Aerospace & Defense segment has major manufacturing facilities located in North America, United Kingdom, France, and Morocco. Our Industrial segment has major facilities located in North America, Germany, India and China.

Segment	Leased	Owned	Total
Industrial	5	10	15
Aerospace & Defense	1	5	6
Total	6	15	21

In general, we believe that our properties, including machinery, tools and equipment, are in good condition, are well maintained, and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends and by successful implementation of our CIRCOR Operating System. We also have low-cost sources for manufacturing in India and Morocco which have capacity to fulfill our expected manufacturing needs. We believe that our current facilities will meet our near-term production requirements without the need for additional facilities.

Item 3.    Legal Proceedings

For information regarding our legal proceedings refer to the first two paragraphs of Note 17, Contingencies, Commitments and Guarantees, to the consolidated financial statements included in this Annual Report, which disclosure is incorporated herein by reference. In addition, the Company has self-reported to the SEC relating to the accounting irregularities identified at the Pipeline Engineering business discussed in this Annual Report on Form 10-K. The Company continues to respond to requests for information from the SEC. At this time, it is not possible to predict the outcome of the Company’s correspondence with the SEC, including whether or not any proceeding will be initiated or, if so, when or how the matter will be resolved.

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

As of July 19, 2022, there were 20,351,853 shares of our common stock outstanding and we had 47 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

The graph below compares the cumulative 5-Year total return provided stockholders on CIRCOR International, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index, our previous peer group (“2018 Peer Group”) and our updated peer group (“2019 Peer Group”). The companies included in the 2018 Peer Group and the 2019 Peer Group are listed in footnotes 1 and 2 below, respectively. We revised our peer group to incorporate peers relevant to the businesses we acquired in the Fluid Handling acquisition along with divestitures of non-core businesses. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2016 and its relative performance is tracked through December 31, 2021.

	12/16	12/17	12/18	12/19	12/20	12/21
CIRCOR International, Inc.	$100.00	$75.24	$32.92	$71.47	$59.41	$42.01
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
2018 Peer Group	100.00	95.48	63.10	82.17	71.03	97.54
2019 Peer Group	100.00	126.30	119.41	157.02	161.81	250.63

•2018 Peer Group: There are three companies included in the Company's 2018 Peer Group which are: Dover Corp, IDEX Corp and Schlumberger NV.
•2019 Peer Group: The eight companies included in the Company's 2019 Peer Group are: Alfa Laval Ab, Flowserve Corp, Gardner Denver Holdings Inc, Imi Plc, Metso Oyj, Sulzer Ag and Weir Group Plc.
Item 6.    Selected Financial Data

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Part 1, Item 1, “Business”, for additional detail on forward looking statements.

Restatement of Previously Issued Consolidated Financial Statements:

We have restated our previously issued consolidated financial statements contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the fiscal periods impacted, control considerations, and other information.

In addition, we have restated certain previously reported financial information at December 31, 2020 and for the fiscal years ended December 31, 2020 and December 31, 2019 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Consolidated Results of Operations, Results of Operations by Segment, and Non-GAAP Financial Measures sections. We have also included certain restated quarterly information in the Supplemental Quarterly Financial Information section at the end of this item.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

Company Overview

CIRCOR International is one of the world’s leading providers of mission critical flow control products and services for the Industrial and Aerospace & Defense markets. The Company has a product portfolio of market-leading brands serving its customers’ most demanding applications. CIRCOR markets its solutions directly and through various sales partners to more than 14,000 customers in approximately 130 countries. The Company has a global presence with approximately 3,100 employees and is headquartered in Burlington, Massachusetts. See Part 1, Item 1, Business, for additional information regarding the description of our business.

COVID-19

The COVID-19 pandemic continued to adversely impact our end markets, operations, and financial condition in 2021. Throughout this continued time of uncertainty, the Company's top priority remains the health and safety of our employees, customers, and suppliers. Throughout 2021, we implemented measures in an effort to ensure our employees around the world have the necessary protection and our business continues to operate with as little disruption as possible. These measures include but are not limited to:

•Additional cleaning and disinfecting procedures at all facilities;
•Encouraging vaccination and fully covering the cost of COVID-19 vaccines;
•Daily temperature checks and masks for employees, in accordance with local regulations;
•Establishing social distancing guidelines for on-site employees;

•Employees are strongly encouraged to work from home where possible; and
•Limiting non-essential travel

The situation relating to the COVID-19 pandemic and its potential effects on our business and financial results remains dynamic, and the broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control. Please see Part 1, Item 1A - “Risk Factors” for more detail.

Segment Commentary

The Company's Aerospace & Defense segment has been and continues to be impacted by the COVID-19 pandemic, primarily in our Commercial Aerospace end markets. Commercial Aerospace order rates improved in 2021 compared to 2020 as demand for OEM components and aftermarket services increased with air framer production rates and aircraft utilization. However, we continue to expect that a recovery to pre-pandemic levels of demand will not occur until the end of 2023. While our Defense business has been less impacted by the pandemic, we did experience a slowdown in government spending on spare parts as well as some delays on key programs which impacted our revenues in 2021. However, we expect a return to near term and long term growth in this end market driven by our positions on key U.S. defense programs, including the Joint Strike Fighter and Columbia class submarines, strong backlog, and new product introductions in close partnership with our customers. We continue to focus on increasing our global aftermarket and deploying value-based pricing across the segment, both of which will contribute to growth and margin expansion.

The Company's Industrial reporting segment has been and continues to be impacted by the COVID-19 pandemic. In 2021, we saw a significant increase in demand across end markets and geographies as the commercial impact of COVID-19 lessened through the year. We exited 2021 with a strong backlog that positions the Industrial segment well for future revenue growth in 2022 and beyond. In the near term, we expect strong growth in our longer-cycle end markets, such as Commercial Marine and Downstream Oil & Gas, as we deliver on improved orders from 2021. Our General Industrial end market, which includes products that serve power generation, chemical processing, and other customers, is expected to experience moderate growth. We continue to focus on increasing our global aftermarket, deploying value-based pricing across the segment, and simplifying our organizational structure to drive growth and margin expansion.

In both reporting segments, the Company's results from operations were, and continue to be, adversely impacted by global supply chain constraints and rising inflation. In 2021, we faced unexpected difficulties in procuring certain raw material, castings, and components, additional labor constraints due to COVID-19 and a challenging labor market, and inflation on both material and logistics. These challenges were most acute in the second half of the year and continue to evolve in 2022. In order to mitigate the impact of these factors on our operations and financial position, we continue to implement actions across the company including, but not limited to: list price increases and surcharges, structural cost out actions, changes in suppliers from which we procure material, and manufacturing productivity through the implementation of the CIRCOR Operating System and 80/20. Finally, continuing to attract and retain diverse and talented personnel, including the enhancement of our global sales, operations, product management and engineering organizations, remains an important part of our strategy during 2022.

Finally, we continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government and other governments along with any responses from Russia that could directly affect our supply chain, business partners or customers. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2021 and 2020 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. However, the conflict in Russia and Ukraine is likely to adversely impact demand in that region, increase energy costs related to our operations, and negatively impact material cost and availability.

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

Critical Accounting Policies and Use of Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its significant estimates, including those related to contracts accounted for under the percentage of completion method, bad debts, inventories, intangible assets and goodwill, purchase accounting, delivery penalties, income taxes, and contingencies including litigation. Management believes goodwill, revenue recognition and income taxes to be the most complex and sensitive judgments because of their significance to the consolidated financial statements and which result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

For information regarding our significant accounting policies, refer to Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report.

Goodwill

For goodwill, we perform an impairment assessment at the reporting unit level on an annual basis as of our October month end or more frequently if circumstances warrant. On March 29, 2020, we reorganized our reporting units and the stock price dropped below book value, which we determined were triggering events requiring an assessment of our goodwill and indefinite-lived trade names. Based on our impairment assessment as of March 29, 2020, we concluded that our goodwill in the Industrial reporting unit was impaired and, accordingly, recorded a goodwill impairment charge of $138.1 million in the quarter ended March 29, 2020.

During the fourth quarter of 2021, we identified a change in our reporting units due to economic deviations within the Industrial business segment. Refinery valves (“RV”) and Industrial were determined to be two separate reporting units within the Industrial business segment. With the change in reporting units, we performed an impairment test prior to the change, on our previous one reporting unit, and then performed an impairment test immediately after the change on the two reporting units which also coincides with our annual impairment test date of October month end. With the change, we assigned goodwill to the Industrial and RV reporting units based on their relative fair values.

For the annual goodwill assessment, we estimated the fair value of our three reporting units, Industrial, RV, and Aerospace & Defense, using an income approach based on the present value of future cash flows. We selected this method as being the most meaningful in preparing the goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analyses is based on our most recent operational budgets, current industry and market conditions, and other estimates of future performs. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analyses and reflects our best estimates for stable, perpetual growth of its reporting units. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of its reporting units to its market capitalization at the time of the test. The fair value of each of the reporting units exceeded the respective carrying amount, except for the RV reporting unit for which we recorded a goodwill impairment charge in the amount of $10.5 million. The fair values utilized for our 2021 goodwill assessment exceeded the carrying amounts by more than 165% and 55% for our Aerospace & Defense and Industrial reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve and considered the near to mid-term negative impact of the COVID-19 pandemic on our end markets, operations, and cash flows. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to change in industry or market conditions, we may be required to record impairment charges.

Revenue Recognition

Revenues are recorded based on the amount of consideration we expect to be entitled to as a result of satisfying our performance obligations. Revenue on our point in time contracts are recognized when the customer obtains control of the product, which is generally at the time of shipping. Revenues and costs on certain long-term contracts are recognized over-time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) as we incur costs on our contracts. We use a cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as it incurs costs on its contracts. Under the cost-to-cost measure of progress, revenue is recognized proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate. Accounting for over-time contracts requires reliable estimates in order to estimate total contract revenue and costs. For these contracts, management reviews the progress and execution of our performance obligations at least quarterly. Management estimates the profit on a contract as the difference between the total estimated revenue and estimate at completion (“EAC”) costs and recognizes the resultant profit over the life of the contract, using the cost-to-cost EAC input method to measure progress toward complete satisfaction of a performance obligation. A change in one or more of these estimates could affect the profitability of the related contracts. Management recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue.

The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable. Certain of our long-term contracts contain fees or other provisions that can either increase or decrease the transaction price. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance, historical performance, and all other information that is reasonably available to us.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Any material changes in tax rates or changes in tax laws could cause our estimates of taxes we anticipate to pay or to recover in the future to change. Any material changes could create an increase or a decrease in our effective tax rate.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company initially recognizes the financial statement effect of a tax position when, based solely on its technical merits, it is more likely than not (a likelihood of greater than fifty percent) that the position will be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. Tax laws are complex and often subject to varied interpretations. Therefore, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.

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

The Company recognized a valuation allowance for the German and the U.S. net deferred tax assets (“DTA”) in the year ended December 31, 2020. We reviewed the German and U.S. valuation allowances. In both the case of Germany and the U.S. there is a cumulative three year loss at December 31, 2021. The Company concluded that the negative evidence outweighed the positive evidence as of December 31, 2021. Therefore, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at December 31, 2021. The Company maintained a valuation allowance related to the German deferred tax assets of $13.6 million and $17.5 million as of December 31, 2021 and December 31, 2020, respectively. The Company relied solely on the expected reversal of taxable temporary differences to support the realizability of the German deferred tax assets and no reliance was placed on projections of future taxable income. The Company maintained a valuation allowance related to the U.S. deferred tax assets of $73.6 million and $67.9 million as of December 31, 2021 and December 31, 2020, respectively. The Company relied solely on the expected reversal of temporary differences to support the realizability of the U.S. deferred tax assets and no reliance was placed on projections of future taxable income.

Results of Operations

The Chief Operating Decision Maker (“CODM”) is the function that allocates the resources of the enterprise and assesses the performance of the Company's reportable operating segments. CIRCOR has determined that the CODM is solely comprised of its Chief Executive Officer (“CEO”), as the CEO has the ultimate responsibility for CIRCOR strategic decision-making and resource allocation.

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

2021 Compared With 2020

Consolidated Operations

		As Restated
(in thousands)	2021	2020	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Industrial	$506,126	$499,209	$6,917	$(4,900)	$(741)	$12,558
Aerospace & Defense	252,541	266,010	(13,469)	—	(16,282)	2,813
Consolidated Net Revenues	$758,667	$765,219	$(6,552)	$(4,900)	$(17,023)	$15,371

Net revenues in 2021 were $758.7 million, a decrease of $6.6 million from 2020 primarily driven by lower revenue as a result of lower operational results of $17.0 million and divestitures of $4.9 million, partially offset by favorable foreign exchange of $15.4 million.

Segment Results

		As Restated
(in thousands)	2021	2020	Change
Net Revenues
Industrial	$506,126	$499,209	$6,917
Aerospace & Defense	252,541	266,010	(13,469)
Consolidated Net Revenues	$758,667	$765,219	$(6,552)

Operating Income
Industrial - Segment Operating Income	$28,896	$27,025	$1,871
Aerospace & Defense - Segment Operating Income	56,073	58,379	(2,306)
Corporate expenses	(30,638)	(30,378)	(260)
Subtotal	54,331	55,026	(695)
Special restructuring charges (recoveries), net	4,234	4,945	(711)
Special other charges (recoveries), net	20,038	(39,248)	59,286
Special and restructuring charges (recoveries), net (1)	24,272	(34,303)	58,575
Restructuring related inventory charges (recoveries), net	599	(251)	850
Impairment charges	10,500	138,078	(127,578)
Acquisition amortization	41,772	42,463	(691)
Acquisition depreciation	6,511	3,986	2,525
Restructuring, impairment and other cost, net	59,382	184,276	(124,894)
Consolidated Operating (Loss) Income	$(29,323)	$(94,947)	$65,624

Consolidated Operating Margin	(3.9)%	(12.4)%

(1) See Note 6, Special and Restructuring Charges (Recoveries), net in the consolidated financial statements included in this Annual Report, for additional details.

Industrial Segment

		As Restated
(in thousands, except percentages)	2021	2020	Change
Orders	$595,410	$481,609	$113,801
Net Revenues as reported	$506,126	$499,209	$6,917
Net Revenues excluding divestiture (1)	506,126	494,309	11,817
Segment Operating Income as reported	28,896	27,025	1,871
Segment Operating Income excluding divestiture (2)	28,896	27,025	1,871
Segment Operating Margin as reported	5.7%	5.4%
Segment Operating Margin excluding divestiture (2)	5.7%	5.5%
(1) Adjusted for the January 2020 divestiture of our Instrumentation & Sampling business. The Instrumentation and Sampling business generated revenues of $0.0 million and $4.9 million for the years ended December 31, 2021 and December 31, 2020, respectively.
(2) Adjusted for the January 2020 divestiture of our Instrumentation & Sampling business, which contributed $0.0 million and $0.0 million to segment operating income for the years ended December 31, 2021 and December 31, 2020, respectively

Industrial segment orders increased $113.8 million, or 24%, in 2021 compared to 2020. The increase was primarily driven by a 35% increase in the Valves businesses and 17% increase in the Europe and North American Pumps businesses ("Pumps businesses"). Segment orders excluding divestitures and the impact of foreign exchange increased $102.6 million, or 21%, in 2021 compared to 2020.

Industrial segment revenues increased $6.9 million, or 1%, in 2021 compared to 2020. The increase was primarily driven by a 7% increase in the Pumps businesses partially offset by a 5% reduction in the Valves businesses. In both businesses, revenues were adversely impacted by global supply chain challenges including material input delays, labor shortages, and logistics constraints. Segment revenues excluding divestitures and the impact of foreign exchange decreased $0.7 million, or less than 1%, in 2021 compared to 2020.

Industrial segment operating income increased $1.9 million, or 7%, in 2021 compared to 2020. The increase was primarily driven by an increase in the Pumps businesses which was largely due to a one-time charge of $5.9 million recorded in the three months ended March 29, 2020 for an allowance against a customer receivable. In both businesses, operating income was adversely impacted by global supply chain challenges as well as material and freight inflation.

Aerospace & Defense Segment

(in thousands, except percentages)	2021	2020	Change
Orders	$255,168	$254,547	$621
Net Revenues	$252,541	$266,010	$(13,469)
Segment Operating Income	56,073	58,379	(2,306)
Segment Operating Margin	22.2%	21.9%

Aerospace & Defense segment orders increased $0.6 million, or less than 1%, in 2021 compared to 2020. The increase was driven by a 32% increase in our Commercial Aerospace businesses, offset by a 16% decrease in our Defense businesses. Segment orders excluding the impact of foreign exchange decreased $2.1 million, or 1%, in 2021 compared to 2020.

Aerospace & Defense segment net revenues decreased by $13.5 million, or 5% in 2021 compared to 2020. The decrease was primarily driven by a 8% decrease in the Defense businesses partially offset by a 1% increase in the Commercial Aerospace businesses. In both businesses, revenues were adversely impacted by global supply chain challenges including material input delays, labor shortages, and logistics constraints. Segment revenue excluding the impact of foreign exchange decreased $16.3 million, or 6%, in 2021 compared to 2020.

Segment operating income decreased $2.3 million, or 4%, in 2021 compared to 2020. The decrease was driven primarily by lower volume in the Defense business, partially offset by cost controls. In both businesses, operating income was adversely impacted by global supply chain challenges as well as material and freight inflation.

Corporate Expenses

Corporate expenses increased $0.3 million to $30.6 million for 2021. The increase was driven largely by higher insurance premium costs which were partially offset by lower benefit and compensation costs.

Special and Restructuring Charges (Recoveries), net

During 2021, the Company recorded a total of $24.3 million in special and restructuring charges compared to $34.3 million of recoveries in 2020. The charges recorded in 2021 were related to debt refinancing, the sale of two Industrial product lines, the write off of an aged receivable, and cost saving initiatives. The increase in special and restructuring charges in 2021 compared to 2020 was primarily driven by the gain on sale related to our divested Instrumentation and Sampling business in 2020. In our consolidated statements of operations, these charges are recorded in special and restructuring charges (recoveries), net. These restructuring charges and other special charges are described in further detail in Note 6, Special and Restructuring Charges (Recoveries), net, in the consolidated financial statements included in this Annual Report.

Other Costs (Recoveries), net

During 2021, the Company recorded a total of $59.4 million of other costs (recoveries), net, including $10.5 million related to goodwill impairment and $0.6 million of restructuring related inventory charges, both in our Industrial business. The remaining charges represent plant, property, and equipment depreciation related to the step-up in fair value as part of our acquisition of Colfax Corporation's Fluid Handling (“FH”) business, intangible amortization in connection with acquisitions subsequent to December 31, 2011, and step-up in fair value of inventory acquired as part of our FH acquisition. These charges are recorded in either selling, general and administrative expenses or cost of revenues based upon the nature of the underlying asset.

Interest Expense, Net

Interest expense decreased $1.9 million to $32.4 million for 2021. The change in interest expense was primarily due to lower debt balances throughout the year.

Other Income, Net

Other income, net, was $3.8 million for 2021 compared to $1.6 million in 2020. The difference of $2.2 million primarily relates to more favorable exchange rates and increased returns on pension assets.

Comprehensive (Loss) Income

Comprehensive loss decreased $205.5 million, from a comprehensive loss position of $226.8 million for the year-ended December 31, 2020 to a comprehensive loss position of $21.3 million for the year-ended December 31, 2021. This change was primarily driven by a $120.4 million decrease in net loss from our continuing operations caused by a decrease of $127.6 million impairment of goodwill, a $50.7 million decrease in our income tax provision and a $36.5 million decrease in net loss from our discontinued operations, partially offset by a $58.6 million increase in special and restructuring charges, a $52.1 million increase in pension related actuarial gains and a $8.8 million change in foreign currency translation adjustments.

As of December 31, 2021, we had a cumulative currency translation adjustment of $18.6 million in Accumulated Other Comprehensive Loss for our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil entity or otherwise satisfy criteria for reclassification of the amount from Accumulated Other Comprehensive Loss to earnings, we would recognize a non-cash charge of $18.6 million based on December 31, 2021 balances, which would be included as a special charge within the consolidated statement of operations.

Provision for (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for 2021 and 2020 (in thousands, except percentages).

		As Restated
	2021	2020	Change
Income (Loss) Before Tax	$(57,862)	$(127,572)	$69,710

Expected federal income tax rate	21.0%	21.0%	—%
State income taxes, net of federal tax benefit	(0.3)	(2.1)	1.8
Impairment	—	(6.5)	6.5
US permanent differences	(1.7)	—	(1.7)
Foreign tax rate differential	3.7	2.8	0.9
Tax reserve	(2.6)	(0.6)	(2.0)
Rate Change	(1.7)	(0.1)	(1.6)
GILTI	—	—	—
Prior period adjustment	0.2	1.4	(1.2)
Dispositions	(1.0)	(0.7)	(0.3)
Valuation Allowance	(24.7)	(59.1)	34.4
Other, net	(5.2)	0.4	(5.6)
Equity compensation	2.0	(0.3)	2.3
Research and development	1.3	—	1.3
Effective tax rate	(9.0)%	(43.8)%	34.8%

The Company recognized a valuation allowance for the German and the U.S. net DTAs in the year ended December 31, 2020. We reviewed the German and U.S. valuation allowances. In both the case of Germany and the U.S. there is a cumulative three year loss at December 31, 2021. The Company concluded that the negative evidence outweighed the positive evidence as of December 31, 2021. Therefore, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at December 31, 2021. The Company maintained a valuation allowance related to the German deferred tax assets of $13.2 million and $17.3 million, respectively, as of December 31, 2021 and December 31, 2020. The Company relied solely on the expected reversal of taxable temporary differences to support the realizability of the German deferred tax assets and no reliance was placed on projections of future taxable income. The Company maintained a valuation allowance related to the U.S. deferred tax assets of $73.1 million and $67.9 million as of December 31, 2021 and December 31, 2020, respectively. The Company relied solely on the expected reversal of temporary differences to support the realizability of the U.S. deferred tax assets and no reliance was placed on projections of future taxable income.

As of December 31, 2021 and 2020, the Company maintained a total valuation allowance of $139.0 million and $138.7 million, respectively, which relates to foreign, federal, and state deferred tax assets as of December 31, 2021 and 2020. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Results of Operations

2020 Compared With 2019

Consolidated Operations

	As Restated
(in thousands)	2020	2019	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Industrial	$499,209	$684,637	$(185,428)	$(87,300)	$(100,595)	$2,466
Aerospace & Defense	266,010	272,625	(6,615)	—	(7,363)	749
Consolidated Net Revenues	$765,219	$957,262	$(192,043)	$(87,300)	$(107,958)	$3,215

Net revenues in 2020 were $765.2 million, a decrease of $192.0 million from 2019 primarily driven by lower revenue as a result of lower operational results of $107.9 million and divestitures of $87.3 million, partially offset by favorable exchange of $3.2 million.

The following table present information on net revenues and operating income of our business segments, along with a reconciliation of total segment operating income to the Company's consolidated operating income.

	As Restated
(in thousands)	2020	2019	Change
Net Revenues
Industrial	$499,209	$684,637	$(185,428)
Aerospace & Defense	266,010	272,625	(6,615)
Consolidated Net Revenues	$765,219	$957,262	$(192,043)
Operating Income
Industrial - Segment Operating Income	27,025	83,058	$(56,033)
A&D - Segment Operating Income	58,379	52,030	6,349
Corporate expenses	(30,378)	(33,820)	3,442
Subtotal	55,026	101,268	(46,242)
Restructuring charges, net	4,945	5,186	(241)
Special charges, net	(39,248)	16,362	(55,610)
Special and restructuring charges (recoveries), net (1)	(34,303)	21,548	(55,851)
Restructuring related inventory (recoveries) charges, net (1)	(251)	(820)	569
Amortization of inventory step-up	—	—	—
Impairment charges	138,078	—	138,078
Acquisition amortization	42,463	45,715	(3,252)
Acquisition depreciation	3,986	4,352	(366)
Restructuring and other cost, net	184,276	49,247	135,029
Consolidated Operating Income	$(94,947)	$30,473	$(125,420)

Consolidated Operating Margin	(12.4)%	3.2%

(1) See Note 6, Special and Restructuring Charges (Recoveries), net of the consolidated financial statements, for additional details.

Industrial Segment

	As Restated
(in thousands, except percentages)	2020	2019	Change
Orders	$481,609	$662,862	$(181,253)
Net Revenues as reported	$499,209	$684,637	$(185,428)
Net Revenues excluding divestiture (1)	494,309	597,337	(103,028)
Segment Operating Income as reported	27,025	83,058	(56,033)
Segment Operating Income excluding divestiture (2)	27,025	66,527	(39,502)
Segment Operating Margin as reported	5.4%	12.1%
Segment Operating Margin excluding divestiture (2)	5.5%	12.3%

(1) ) Adjusted for the January 2020 divestiture of our Instrumentation & Sampling business and the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines. The Instrumentation and Sampling business generated revenues of $4.9 million and $78.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. The Spence and Nicholson product lines generated revenues of $0.0 million and $13.5 million for the year ended December 31, 2020 and December 31, 2019, respectively.
(2) Adjusted for the January 2020 divestiture of our Instrumentation & Sampling business, which contributed $0.0 million and $13.8 million to segment operating income for the years ended December 31, 2020 and December 31, 2019, respectively, and the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines, which contributed $0.0 million and $3.5 million to segment operating income for the years ended December 31, 2020 and December 31, 2019, respectively
Industrial segment orders decreased $181.3 million, or 27%, in 2020 compared to 2019. The decrease was primarily driven by the impact from divestitures of $88.1 million and reductions in the Valves businesses of 45% and the Pumps businesses of 7%.

Industrial segment net revenues decreased $185.4 million, or 27%, in 2020 compared to 2019. Segment net revenues excluding divestitures and the impact of foreign exchange decreased $100.6 million due to the timing of projects in the Pumps businesses driving a decrease of 11% and reduction in the Valves businesses of 44%.

Industrial segment operating income decreased $56.0 million, or 67%, in 2020 compared to 2019. Segment operating income excluding divestitures decreased $39.5 million, or 48% to $27.0 million for 2020 compared to $66.5 million for 2019, driven by decreases in the Pumps businesses of 33% and the Valves of 84% partially offset by operational efficiencies in headquarters.

Aerospace & Defense Segment

	As Restated
(in thousands, except percentages)	2020	2019	Change
Orders	$254,547	$313,939	$(59,392)
Net Revenues	266,010	272,625	$(6,615)
Segment Operating Income	58,379	52,030	6,349
Segment Operating Margin	21.9%	19.1%

Aerospace & Defense segment orders decreased $59.4 million, or $19% to $254.5 million in 2020 compared to $313.9 million in 2019, driven by decreases in our Defense businesses of 5% and our Aerospace businesses of 35%.

Aerospace & Defense segment net revenues decreased by $6.6 million, or 2% in 2020 compared to 2019. The decrease was driven by our Aerospace businesses of 28%, partially offset by increases in the Defense businesses 19%.

Segment operating income increased $6.3 million, or 12% to $58.4 million for 2020 compared to $52.0 million for 2019. The increase in operating income was driven by improved pricing and cost actions taken to mitigate the impact of the COVID-19 pandemic.

Corporate Expenses

Corporate expenses decreased $3.4 million to $30.4 million for 2020. This decrease was primarily driven by ongoing cost savings initiatives and lower travel expenses due to global travel restrictions related to COVID-19.

Special and Restructuring charges, net

During 2020, the Company recorded a total of $34.3 million in recovery of special and restructuring charges compared to $21.5 million of special and restructuring charges in 2019. The recovery is a result of the net gain on sale of our Instrumentation & Sampling business, offset by professional fees related to an unsolicited tender offer to acquire the Company and other restructuring costs associated with our simplification efforts, primarily in our Industrial Segment. The increase in recovery of special and restructuring charges in 2020 compared to 2019 was primarily driven by the net gain on sale of our Instrumentation & Sampling business. In our consolidated statements of operations, these recoveries are recorded in special and restructuring (recoveries) charges, net. These restructuring charges and other special charges are described in further detail in Note 6, Special and Restructuring Charges (Recoveries), net, of the consolidated financial statements included in this Annual Report.
Other cost (Recoveries), net

During 2020, the Company recorded a total of $183.5 million of impairment and other costs, net, including Industrial reporting unit goodwill impairment in the amount of $138.1 million. Included in these charges are plant, property, and equipment depreciation related to the step-up in fair value as part of our acquisition of the FH business, intangible amortization in connection with acquisitions subsequent to December 31, 2011, and step-up in fair value of inventory acquired as part of our FH acquisition. These charges are recorded in either selling, general and administrative expenses or cost of revenues based upon the nature of the underlying asset.

Interest Expense, Net

Interest expense decreased $14.4 million to $34.2 million for 2020. The change in interest expense was primarily due to lower debt balances.

Other Income, Net

Other income, net, was $1.6 million for 2020 compared to $0.9 million in 2019. The difference of $0.7 million primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Pension Income was partially offset by unfavorable foreign currency translation.

Comprehensive (Loss) Income

Comprehensive loss increased $77.8 million, from a comprehensive loss position of $149.0 million for the year-ended December 31, 2019 to a comprehensive loss position of $226.8 million for the year-ended December 31, 2020. This change was primarily driven by an increase in net loss of $77.7 million in our continued operations caused by impairment of goodwill of $138.1 million and increased income taxes of $42.1 million, partially offset by net gain on the sale of the Instrumentation & Sampling business of $53.2 million and reduced losses in our discontinued operations of $74.0 million as the Distributed Valve business was divested during the year.

As of December 31, 2020, we had a cumulative currency translation adjustment of $18.2 million in Accumulated Other Comprehensive Loss for our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil entity or otherwise satisfy criteria for reclassification of the amount from Accumulated Other Comprehensive Loss to earnings, we would recognize a non-cash charge of $18.2 million based on December 31, 2020 balances, which would be included as a special charge within the consolidated statements of operations.

(Benefit from) Provision for Income Taxes

The table below outlines the change in effective tax rate for 2020 and 2019 (in thousands, except percentages).

	As Restated
	2020	2019	Change
Income (Loss) Before Tax	$(127,572)	$(17,258)	$(110,314)

Expected federal income tax rate	21.0%	21.0%	—%
State income taxes, net of federal tax benefit	(2.1)	9.1	(11.2)
Impairment	(6.5)	—	(6.5)
US permanent differences	—	(1.0)	1.0
Foreign tax rate differential	2.8	(23.5)	26.3
Tax reserve	(0.6)	(0.2)	(0.4)
Rate Change	(0.1)	3.5	(3.6)
GILTI	—	(2.3)	2.3
Unbenefitted Losses	—	(0.3)	0.3
Intercompany Financing	—	17.8	(17.8)
Prior period adjustment	1.4	25.8	(24.4)
Dispositions	(0.7)	(129.4)	128.7
Valuation Allowance	(59.1)	—	(59.1)
Other, net	0.4	(9.4)	9.8
Foreign-derived intangible income ("FDII")	—	6.3	(6.3)
Equity compensation	(0.3)	(0.7)	0.4
Research and development	—	7.7	(7.7)
Effective tax rate	(43.8)%	(75.6)%	31.8%

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 9, 2020, the US Department of the Treasury ("Treasury") and Internal Revenue Service released final regulations ("Final Regulations") that provide guidance on the section 250 deduction for foreign-derived intangible income ("FDII") and global intangible low-taxed income ("GILTI"). In addition, on July 20, 2020, Treasury released proposed regulations ("Proposed Regulations") concerning GILTI. Based on the expected impact of these regulations, we believe less reliance should be placed on the US taxation of foreign earnings, which would adversely impact our ability to realize our US deferred tax assets. With the release of the Final Regulations during the third quarter of 2020, coupled with the negative evidence of cumulative losses in the US, the negative evidence outweighed the positive evidence as of the third quarter of 2020. As such, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at September 27, 2020, and recognized a valuation allowance of $42.2 million in income tax expense in the third quarter of 2020. In addition, the Company recorded a valuation allowance related to German deferred tax assets of $14.8 million in income tax expense in the fourth quarter of 2020. The Company relied solely on the expected reversal of taxable temporary differences to support the realizability of the German deferred tax assets and no reliance was placed on projections of future taxable income.

As of December 31, 2020 and 2019, the Company maintained a total valuation allowance of $138.7 million and $47.0 million, respectively, which relates to foreign, federal, and state deferred tax assets as of December 31, 2020 and 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions. We have historically generated cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses and managing our capital structure on a short and long-term basis.

Cash Flow Activities for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table summarizes our cash flow activities for the year-ended indicated (in thousands):

		As Restated
	2021	2020	2019
Cash flow provided by (used in):
Operating activities	$10,448	$(22,481)	$14,628
Investing activities	(2,705)	144,295	153,036
Financing activities	(11,528)	(134,139)	(153,672)
Effect of exchange rate changes on cash and cash equivalents	(3,448)	3,878	278
Increase (decrease) in cash and cash equivalents	$(7,233)	$(8,447)	$14,270

During the year ended December 31, 2021, cash provided by operating activities was $10.4 million compared to $22.5 million used during the year ended December 31, 2020. The $32.9 million increase in operating cash flows was primarily driven by a decrease in our net loss from continuing operations, the non-repeat of one-time professional fees, and the non-repeat of one-time transition costs related to the exit of the upstream oil & gas business. The increase was also driven by an improvement in cash provided by accounts payable, partially offset by lower cash provided by accounts receivable and inventories.

During the year ended December 31, 2021, cash used in investing activities was $2.7 million compared to $144.3 million generated during the year ended December 31, 2020. The $147.0 million year over year decrease in cash provided was primarily due to cash generated from sales of businesses during the year ended December 31, 2020.

During the year ended December 31, 2021, cash used in financing activities was $11.5 million compared to $134.1 million used during the year ended December 31, 2020. The $122.6 million year over year decrease in cash used by financing activities is driven by $515.6 million of higher proceeds from long-term debt resulting from a new secured Credit Agreement partially offset by $376.6 million of higher payments of long-term debt and $12.2 million of debt issuance costs.

As of December 31, 2021, total debt (including current portion) was $513.3 million compared to $509.5 million at December 31, 2020. Total debt is net of unamortized debt discount and debt issuance costs of $13.0 million and $12.0 million at December 31, 2021 and 2020, respectively. Total debt as a percentage of total shareholders’ equity was 384% as of December 31, 2021 compared to 333% as of December 31, 2020. As of December 31, 2021, we had available capacity to borrow an additional $75.3 million under our revolving credit facility.

We entered into a new secured Credit Agreement, dated as of December 20, 2021 (“New Credit Agreement”), which provides for a $100.0 million revolving line of credit with a five year maturity and a $530.0 million term loan with a seven year maturity of which the term loan was funded in full at closing. This New Credit Agreement replaced and terminated the Credit Agreement dated December 11, 2017 (“Prior Credit Agreement”) under which the Company had borrowings of $492.0 million on its term loan and $38.7 million on its revolving line of credit as of, December 20, 2021.

The New Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue certain types of additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is total net leverage, a ratio of total secured debt (less cash and cash equivalents up to a maximum of $75.0 million) to total earnings before interest expense, taxes, depreciation, and amortization based on the four fiscal quarters at the testing period.

As of December 31, 2021, we had no borrowings outstanding under our revolving credit facility, $525.0 million gross borrowings under our term loan, $1.3 million other short-term borrowings, and $32.5 million borrowings outstanding under letters of credit. We were in compliance with all financial covenants related to the New Credit Agreement at December 31, 2021 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

The ratio of current assets to current liabilities was 2.0:1 at December 31, 2021 compared to 2.2:1 at December 31, 2020. As of December 31, 2021, cash and cash equivalents totaled $59.9 million and was substantially all held in foreign bank accounts. This compares to $66.9 million of cash and cash equivalents as of December 31, 2020, with balances all substantially held in foreign bank accounts. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside of the United States.

In 2022, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and service our debt. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the 2021 financial statements.

Cash Flow Activities for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

During the year ended December 31, 2020, we used $22.5 million in cash flow from operating activities compared to generating $14.6 million during the year ended December 31, 2019. The $37.1 million decrease in operating cash was primarily driven by lower income from continuing operations, payment of one-time professional fees, and transition costs related to the exiting the upstream oil & gas business, partially offset by higher cash flows from inventory.

During the year ended December 31, 2020, we generated $144.3 million from investing activities compared to generating $153.6 million during the year ended December 31, 2019. The $9.3 million year over year decrease in cash provided was primarily driven by cash used in discontinued investing activities.

During the year ended December 31, 2020, we used $133.4 million in cash from financing activities compared to cash used of $153.1 million during the year ended December 31, 2019. The $19.7 million year over year decrease in cash used by financing activities resulted from lower repayment of long term debt partially offset by lower proceeds.

As of December 31, 2020, total debt (including current portion) was $509.5 million compared to $637.4 million at December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $12.1 million and $17.6 million at December 31, 2020 and 2019, respectively. Total debt as a percentage of total shareholders’ equity was 333% as of December 31, 2020 compared to 171% as of December 31, 2019. As of December 31, 2020, we had available capacity to borrow an additional $91.7 million under our revolving credit facility.

As of December 31, 2020, we had borrowings of $507.9 million outstanding under our credit facility, $1.6 million in other short-term borrowings, and $39.3 million outstanding under letters of credit.

The ratio of current assets to current liabilities was 2.2:1 at December 31, 2020 compared to 2.1:1 at December 31, 2019. As of December 31, 2020, cash and cash equivalents totaled $66.9 million and was substantially all held in foreign bank accounts. This compares to $75.8 million of cash and cash equivalents as of December 31, 2019, with balances substantially all held in foreign bank accounts. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside of the United States.

On February 26, 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation. The new terms lowered the interest rate on the Company's term loan from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%, based on its existing corporate family rating from Moody's. The applicable margin reduces to LIBOR plus an applicable margin of 3.00% , with a corporate family rating from Moody's of B1 or better.

During the fourth quarter of 2019, the Company entered into a definitive agreement to sell its non-core Instrumentation and Sampling (“I&S”) business to Crane Co. for $172 million, in cash, subject to working capital adjustments. The transaction closed on January 31, 2020. The I&S business manufactures valves, fittings, regulators and sampling systems primarily serving energy end markets. The Company received net cash proceeds from sale of $169.8 and recognized a pre-tax gain on sale of $54.6 million.

Significant Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2021 that affect our liquidity (in thousands):

	Payments due by Period
	Total (1)	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:
Long-term debt, less current portion	$526,311	$1,611	$10,600	$10,600	$503,500
Interest payments on debt	190,454	38,997	70,359	57,015	24,083
Operating leases	19,735	4,775	7,187	3,953	3,820
Total contractual cash obligations	$736,500	$45,383	$88,146	$71,568	$531,403
Commercial Commitments:
U.S. standby letters of credit	$24,745	$21,017	$3,728	$—	$—
International standby letters of credit	7,731	4,129	2,722	531	349
Commercial contract commitments	100,559	83,576	13,135	3,521	327
Total commercial commitments	$133,035	$108,722	$19,585	$4,052	$676

Our commercial contract commitments primarily relate to open purchase orders of $90.0 million, $10.0 million of which extend to 2023 and beyond.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2021, we had unrecognized tax benefits of $2.6 million and $0.2 million of accrued interest. The Company does not expect the unrecognized tax benefits to change over the next 12 months.

During the fiscal year ended December 31, 2021, we made cash contributions of approximately $0.8 million to our U.S. pension plans and $4.3 million to our foreign pension plans. During the fiscal year ended December 31, 2020, we made cash contributions of approximately $0.8 million to our U.S. plans and $4.1 million for our foreign plans. During the fiscal year ended December 31, 2019, we made cash contributions of approximately $0.8 million to our U.S. plans and $4.3 million for our foreign plans.

In addition, we made $4.2 million, $0.5 million, and $3.4 million in payments to our 401(k) savings plan for 2021, 2020, and 2019, respectively.

In 2022, we expect to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements (approximately $1.0 million in the U.S. and approximately $3.6 million for our foreign plans). The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through the generation of cash flow from operations.

Off-Balance Sheet Arrangements

Through December 31, 2021, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. During 2019, the Company entered into a cross-currency swap (“cross-currency swap”) agreement to hedge against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap was pursuant to an ISDA Master Agreement with Deutsche Bank AG and provided for early termination if the counterparty ceased to be part of the Company’s secured lender group. Concurrent with closing of the New Credit Agreement, the cross-currency swap was terminated in December 2021. For additional information regarding our foreign currency exchange risk refer to Note 13, Financing Arrangements, of the consolidated financial statements included in this Annual Report.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2021, the interest rate on the Company's hedged loan portion was 7.1475%, whereas, the unhedged portion was 5.0%. In 2018, the Company entered into an interest rate swap to mitigate the inherent rate risk associated with our outstanding variable rate debt. This hedging instrument matured in April 2022 and the Company is currently unhedged against changes in interest rates. Refer to Note 13, Financing Arrangements, of the consolidated financial statements included in this Annual Report.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes thereto are listed in Item 15(a)(1) on the Index to Consolidated Financial Statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer ("CEO") and interim Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our interim CEO and interim CFO concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2021, due to the material weaknesses discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its assessment, Management concluded that deficiencies existed as of December 31, 2021, as the Company did not maintain a sufficient number of finance, accounting and internal controls personnel across the organization to identify and prevent the misstatements that resulted in the restatement of the prior period financial statements.

This material weakness contributed to the following additional material weaknesses detailed below.
a.The Company did not maintain a sufficient level of centralized oversight over smaller reporting locations. Specifically, the Company did not adequately design controls to validate the completeness and accuracy of amounts that were used in controls designed to mitigate the risks of material misstatements within significant accounts of smaller reporting locations. Also, the Company did not design and maintain effective controls over the preparation, review and approval of cash account reconciliations and did not obtain direct access to bank accounts at certain smaller reporting locations.

b.The Company did not maintain a sufficient complement of effective process level controls at smaller locations to validate activity recorded within the trial balances of smaller reporting locations based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, the Company did not maintain sufficient level of monitoring of that activity at the segment level.

These material weaknesses resulted in misstatements to the Company’s consolidated financial statements across a number of financial statement line items, including but not limited to revenues, net income, goodwill, cash and cash equivalents and other working capital accounts resulting in restatement of the prior period financial statements.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company has been actively addressing the identified material weaknesses. Actions have been taken to strengthen controls, and further actions are planned including:
a.The Company is in the process of reassessing its staffing needs and adding personnel in key roles or external resources as necessary, to address the identified control gaps

b.Redesign monitoring controls to provide more direct and centralized oversight over smaller reporting locations
c.Implement additional controls targeted to prevent and detect a material misstatement arising at smaller reporting locations including an additional control designed to have Corporate independently review cash account reconciliations and obtain direct access to bank accounts of the Company’s smaller reporting locations
d.Continue training on a regular basis related to internal control over financial reporting for finance and accounting personnel
The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weaknesses. The Company doesn’t anticipate being able to remediate all three of the material weaknesses by December 31, 2022.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

None.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Board of Directors

The following table provides information about the board of directors and the detailed information about each individual’s qualifications, experience, skills and expertise along with select professional and community contributions can be found below.

Name	Position	Age	Director Since	Audit	Compensation	N&CG*	Independent
Samuel R. Chapin	Director	65	2019	t		●	X
Tina M. Donikowski	Director	63	2017	●	●	t	X
Arthur L. George, Jr.**	Director	61	2022				X
Bruce Lisman	Director	75	2020	●	●		X
Helmuth Ludwig t	Chair	59	2016				X
John (Andy) O'Donnell	Director	74	2011		t	●	X
Jill D. Smith	Director	64	2020	●		●	X
t Chair     ● Member
*N&CG: Nominating & Corporate Governance Committee
**Mr. George resigned from the Board on July 22, 2022, effective immediately, for health reasons.

Under our Articles of Organization and By-laws, our board has completed its transition from a classified board to the annual election of all directors. At each annual meeting of stockholders, all directors will stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.

Samuel R. Chapin. Mr. Chapin has served as a member of the Board since January 2019. Mr. Chapin served as Executive Vice Chairman at the Bank of America Merrill Lynch, a multinational investment bank, from 2010 to his retirement in June 2016. Mr. Chapin joined Merrill Lynch in 1984 as a member of the Mergers and Acquisitions group and he was named a Managing Director in Investment Banking in 1993. Mr. Chapin was named Senior Vice President and head of Merrill Lynch’s Global Investment Banking Division in 2001 and was named Vice Chairman in 2003. While at Merrill Lynch and Bank of America Merrill Lynch, Mr. Chapin was responsible for managing relationships with a number of the firm’s largest corporate clients. He currently serves on the Board of Directors of PerkinElmer, Inc., and O-I Glass, Inc. and the Board of Trustees at Lafayette College. Mr. Chapin’s qualifications to sit on our Board include his experience and significant knowledge of the industrials market with a mastery of strategic M&A accrued over more than 35 years in investment banking.

Tina M. Donikowski. Ms. Donikowski has served as a member of the Board since March 2017. Ms. Donikowski retired from General Electric Company, a diversified industrial company, in October 2015 after 38 years with the company. She served in a number of senior positions during her career at General Electric Company, including most recently as Vice President, Global Locomotive Business, GE Transportation, from January 2013 until her retirement. She currently also serves on the Board of Directors of TopBuild Corp., a leading installer and distributor of insulation and building material products to the U.S. construction industry based in Daytona Beach, Florida; Advanced Energy Industries, Inc., a designer and manufacturer of highly engineered precision power, measurement, and control solutions for mission-critical applications and processes; and Eriez Magnetics, a privately held manufacturer and designer of magnetic, vibratory, and metal detection applications based in Erie, Pennsylvania. Previously she served on the board of Atlas Copco AB, a world-leading provider of sustainable productivity solutions based in Stockholm, Sweden. Ms. Donikowski’s qualifications to sit on our Board include her extensive experience in leading technology businesses and her strong operations background.

Arthur L. George, Jr. Mr. George joined the Board in January 2022. Mr. George, retired from Texas Instruments, one of the world’s largest semiconductor companies, in 2014 after a 30-year career span. He served in a number of senior positions during his career at Texas Instruments, including immediately prior to retirement, as Senior Vice President and Manager of Texas Instruments’ Analog Engineering Operations from 2011 until 2014. Mr. George previously served on the board of directors of Nordson Corporation and Axcelis Technologies, Inc. Mr. George’s qualifications to sit on the Board include his experience in leading technology businesses and his global business and leadership expertise. On July 22, 2022, Mr. George advised the Board of his resignation, effective immediately. Mr. George indicated that his resignation was due to health reasons and not due to a disagreement with management or the Board.

Bruce Lisman. Mr. Lisman has served as a member of the Board since June 2020. Mr. Lisman retired in 2009 from JP Morgan Chase & Co., a multinational investment firm, where he had served as Chairman of the Global Equities Division. From 1987 to 2008, he was Head or Co-Head of the Global Equity Division at Bear Stearns Companies. Mr. Lisman serves as a director of Myers Industries, Inc., a material handling and distribution company, Associated Capital., a financial services company that was spun-off from GAMCO Investors, Inc., and National Life Group, a mutual life insurance company. Prior board service includes PC Construction, an engineering and construction company as Chairman from 2013 to 2019, and as a member until 2021, and The Pep Boys, a nationwide auto parts retailer. Mr. Lisman’s qualifications to sit on our Board include his financial global business and leadership expertise.

Helmuth Ludwig. Dr. Ludwig has served as a member of the Board since January 2016. From October 2016 until his retirement in December 2019, he served as Global CIO for Siemens, a leading technology company. He previously served among other roles as CEO of the Siemens Industry Sector in North America from October 2011 to September 2014 and as President of Siemens PLM Software from August 2007 to September 2010 where he is credited for having successfully led the integration of the organization’s 50 legal entities and multiple facilities across 26 countries. Earlier in his career, Dr. Ludwig held a number of international assignments at Siemens in Europe, Latin America, and Asia. Dr. Ludwig has served as a member of the board of Hitachi Ltd., Tokyo since July 2020. He teaches as a Professor of Practice for Strategy and Entrepreneurship at Southern Methodist University Cox School of Business in Dallas and is a Board Leadership Fellow with the National Association of Corporate Directors (NACD). Dr. Ludwig is a known expert and regular speaker at industry conferences on the Internet of Things and “Industry 4.0.” Dr. Ludwig’s qualifications to sit on our Board include his proven manufacturing leadership skills, extensive international experience, and his success in leading the integration and simplification of a complex global enterprise.

John (Andy) O'Donnell. Mr. O'Donnell has served as a member of the Board since November 2011. Until his retirement in January 2014, Mr. O'Donnell had worked at Baker Hughes, an oilfield services company, since 1975. He served as Vice President of Baker Hughes since 1998 and was appointed to Vice President, Office of the Chief Executive Officer in 2012, a role in which he served until his retirement. From 2009 to 2011, Mr. O'Donnell was President, Western Hemisphere Operations of Baker Hughes. He was President of Baker Petrolite Corporation from 2005 to 2009 and President of Baker Hughes Drilling Fluids from 2004 to 2005. He served as Vice President, Business Process Development at Baker Hughes from 1998 to 2002 and as Vice President of Manufacturing at Baker Oil Tools from 1990 to 1998. Mr. O'Donnell also serves on the Board of Directors of Cactus, Inc., where he is a member of its Audit, Compensation, and Nominating and Corporate Governance Committees. Mr. O'Donnell’s qualifications to sit on our Board include his experience in international energy markets and leading multinational sales, marketing, service and manufacturing operations.

Jill D. Smith. Ms. Smith has served as a member of the Board since January 2020. Ms. Smith most recently served as President, Chief Executive Officer and Director of Allied Minds plc, an intellectual property commercialization company focused on technology and life sciences from March 2017 until her retirement in June 2019. She previously served as Chairman, Chief Executive Officer and President of DigitalGlobe, Inc., a global provider of satellite imagery products and services, from 2005 to 2011. Ms. Smith started her career as a consultant at Bain & Company where she rose to Partner. She then joined Sara Lee as Vice President and subsequently went on to serve as President and Chief Executive Officer of SRDS, a business-to-business publishing firm and later as President and Chief Executive Officer of eDial, a VoIP collaboration company. Furthermore, she served as Chief Operating Officer of Micron Electronics, and co-founded and led Treacy & Company, a consulting and boutique investment firm. Ms. Smith currently serves on the Boards of Directors of R1 RCM Inc., where she is a member of the Audit and Human Capital Committees, AspenTech, where she is Chair of the Board and Chair of the Nominating and Corporate Governance Committee, and MDA, where she is Chair of the Nominating and Governance Committee and a member of the Human Resource Development and Compensation Committee. Ms. Smith’s qualifications to sit on our Board includes her extensive experience as a technology executive, including as a CEO focused on growing innovative companies.

Management

Our executive officers and key employees, and their respective ages and positions, as of June 30, 2022, are as follows:

Name	Age	Position
Tony Najjar	61	Chief Operating Officer and Interim President and Chief Executive Officer
Arjun Sharma	45	Interim Chief Financial Officer and Senior Vice President, Business Development
Jessica Wenzell	47	Senior Vice President, General Counsel & Secretary and Chief People Officer
Amit Goel	45	Vice President, Finance, Corporate Controller and Chief Accounting Officer
Tanya Dawkins	61	Vice President, Corporate Treasurer

Tony Najjar. Mr. Najjar was named Chief Operating Officer and Interim President and Chief Executive Officer effective January 19, 2022. He previously served as the President, Aerospace and Defense Group since February 2018. He served as Vice President, Aerospace and Defense in the Advance Flow Solutions Group from October 2016 to February 2018 and Vice President, Sales & Marketing, Aerospace and Defense Group, from April 2015 to October 2016. Before joining CIRCOR, Mr. Najjar served as Programs Manager, Business Development and Mergers & Acquisitions at Rockwell Collins, a multinational manufacturing company, from October 2011 to April 2015. He has spent nearly 36 years in the aerospace and defense industry in engineering, sales, and general management roles, including leadership positions at Rockwell Collins and Kaiser Aerospace. Mr. Najjar holds both a bachelor's degree and a Master of Science degree in Mechanical Engineering from Oklahoma State University and an MBA from Pepperdine University.

Arjun Sharma. Mr. Sharma was appointed as our interim Chief Financial Officer effective January 1, 2022 and continues to serve as our Senior Vice President, Business Development, a position he has held since 2009, overseeing the Company’s mergers and acquisitions and strategic planning functions. Prior to joining CIRCOR, Mr. Sharma served as managing director at Global Equity Partners, a venture capital and strategy consulting firm, from January 2009 to September 2009, where he was responsible for executing equity investments and leading client engagements on acquisitions, divestitures, and growth strategy. From 2007 to 2008, he was Director of Mergers and Acquisitions at Textron Inc., a multi-industry company with a global network of aircraft, defense, industrial and finance businesses, where he was responsible for developing the company’s M&A strategy and leading acquisition and divestiture transactions. From 2002 to 2007, Mr. Sharma held various positions of increasing responsibility at SPX Corporation, a Fortune 500 multi-industry company, culminating in his appointment as Director of Corporate Development. Mr. Sharma holds a Master of Science degree in Finance from Drexel University and a Bachelor of Commerce degree from Delhi University. Mr. Sharma is a graduate of the PLD program at Harvard Business School.

Jessica Wenzell. Ms. Wenzell was appointed as Chief People Officer effective November 15, 2022 and continues to serve as our Senior Vice President, General Counsel and Secretary, roles she has held since joining CIRCOR in September 2020. Prior to joining CIRCOR, Ms. Wenzell served in executive roles of increasing responsibility at General Electric Company for over 14 years. From January 2018 to August 2020, she was GE’s Executive Counsel – Strategic Transactions, leading cross-functional, legal entity carve-out activities for divestitures. Her previous roles at GE included Executive Counsel – Indirect Sourcing & Properties (August 2017 to March 2018); Executive Counsel, Chief Compliance Officer for GE Oil & Gas (August 2013 to July 2017); and General Counsel for GE Measurement & Control (2010 to 2013). Ms. Wenzell began her career at Luce, Forward, Hamilton & Scripps LLP in the Corporate & Securities Practice Group. She received her Bachelor’s degree in Political Science from the University of California, San Diego and her J.D. from the University of California, Hastings College of the Law, San Francisco.

Amit Goel. Mr. Goel joined CIRCOR as Vice President, Finance, Corporate Controller and Chief Accounting Officer in September 2020. Prior to joining CIRCOR, Mr. Goel served in roles of increasing responsibility at Ernst & Young, LLP for over 17 years. From July 2017 to September 2020, he was a Partner in the Firm's National Accounting Office. His previous roles at EY included Audit Partner (July 2013 to June 2017); Senior Manager of Audit Services (October 2010 to June 2013); and Senior to Manager, Audit Services (September 2003 to September 2010), Mr. Goel is a Certified Public Accountant, a Chartered Financial Analyst and a Chartered Accountant. He received his Bachelor of Commerce from Sydenham College of Commerce & Economics from Mumbai University in India.

Tanya Dawkins. Ms. Dawkins has served as to Vice President, Corporate Treasurer since March 2018. She previously served as Senior Director, Corporate Treasurer from September 2015 to March 2018. From 2001 to September 2015, Ms. Dawkins held a variety of senior finance positions at CIRCOR, including Global Treasury Manager, External Reporting Manager, and Corporate Accounting Manager. Prior to joining CIRCOR, Ms. Dawkins served as Director of Finance for GenRad Corporation (now part of Teradyne). Ms. Dawkins previously had spent 10 years at Digital Equipment Corporation in a variety of senior finance positions. She is a Certified Treasury Professional and holds a Bachelor of Business Administration in Finance from the University of Texas at Austin, and an MBA from Simmons Graduate School of Management.

CERTAIN CORPORATE GOVERNANCE MATTERS

Board Committees

Our Board maintains three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee, which consists of Mr. Chapin, Ms. Donikowski, Mr. Lisman, and Ms. Smith (each of whom has been affirmatively determined by the full Board to be an independent director, as well as meeting the stricter independence standards applicable to audit committee members under NYSE listing standards and the rules of the SEC), oversees the integrity of the Company’s financial statements and is directly responsible for the appointment, compensation, retention and oversight of the work of the firm of independent auditors (the “Auditors”) that audits the Company’s financial statements and performs services related to the audit. Among other responsibilities, the Audit Committee reviews the scope and results of the audit with the Auditors, reviews with management and the Auditors the Company’s annual and quarterly operating results, considers the adequacy of the Company’s internal accounting procedures and controls and considers the effect of such procedures on the Auditors’ independence. The Audit Committee also is responsible for overseeing the Company’s internal audit function, the Company’s compliance with legal and regulatory requirements and cybersecurity issues, and the review and approval of related party transactions. To satisfy these oversight responsibilities, the Audit Committee separately meets regularly with the Company’s Chief Financial Officer, Vice President of Internal Audit, and the Auditors. Pursuant to the requirements of the NYSE, the Audit Committee operates in accordance with a charter (the “Audit Committee Charter”), which is available on the Company’s website at www.CIRCOR.com under the “Investors” sub-link. The Company will provide a hard copy of the Audit Committee Charter to stockholders free of charge upon written request to the Corporate Secretary at the Company’s corporate headquarters. Each member of the Audit Committee meets the financial literacy requirements of the NYSE and, in addition, the Board has determined that at least one of the Committee’s members, Mr. Chapin, is an “audit committee financial expert” under the disclosure standards adopted by the SEC.

Compensation Committee. The Compensation Committee, which consists of Mr. O’Donnell, Ms. Donikowski, and Mr. Lisman (each of whom has been affirmatively determined by the full Board to be an independent director, as well as meeting the stricter independence standards applicable to compensation committee members under NYSE listing standards and the rules of the SEC), sets and oversees the Company’s compensation philosophy and policy, reviews and determines the compensation arrangements for the Company’s CEO; reviews the recommendations of the CEO and approves the compensation arrangements for all other officers and senior level employees; reviews general compensation levels for other employees as a group; determines the awards to be granted to eligible persons under the Company's 2019 Stock Option and Incentive Plan (as amended, the “2019 Pan:”); and takes such other action as may be required in connection with the Company’s compensation and incentive plans, including with respect to compensation and risk-management issues. The Compensation Committee has the sole authority from the Board for the appointment, compensation and oversight of the Company’s outside compensation consultant.

The Compensation Committee engaged Semler Brossy (“Semler”) in the last quarter of the year ended December 31, 2021 ("Fiscal Year 2021") as its compensation consultant. In so doing, the Compensation Committee affirmatively determined that Semler is independent and has no conflict of interest as contemplated under rules adopted by the SEC and the NYSE, and has conducted annual reviews to confirm that Semler remains free of conflict per these rules. Semler reports directly to the Compensation Committee and does not provide any additional services to the Company. The executive compensation services provided by Semler include assisting in defining the Company’s executive compensation strategy, providing market benchmark information, recommending the composition of the compensation peer group used as a benchmark by the Compensation Committee, advising with respect to the design of both short-term and long-term incentive compensation plans, and summarizing regulatory and governance guidelines. In making its compensation decisions, the Compensation Committee relies significantly on the information provided by Semler.

The Compensation Committee operates in accordance with a charter (the “Compensation Committee Charter”), which is available on the Company’s website at www.CIRCOR.com under the “Investors” sub-link. The Company also will provide a hard copy of the Compensation Committee Charter to stockholders free of charge upon written request to the Corporate Secretary at the Company’s corporate headquarters.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee, which consists of Ms. Donikowski, Mr. Chapin, Mr. O'Donnell, and Ms. Smith (each of whom has been affirmatively determined by the full Board to be an independent director), is responsible for establishing criteria for selection of new directors, identifying individuals qualified to become directors and recommending candidates to the Board for nomination as directors. In addition, the Nominating and Corporate Governance Committee is responsible for recommending to the Board a set of corporate governance principles applicable to the Company, overseeing the evaluation process of the Board and the evaluation of its committees, recommending to the Board appropriate levels of director compensation and, together with the Audit Committee, monitoring compliance with the Company’s Code of Conduct & Business Ethics. The committee also oversees ESG, including human capital, employee safety and diversity & inclusion initiatives. The Nominating and Corporate Governance Committee operates in accordance with a charter (the “Nominating and Corporate Governance Committee Charter”), which is available on the Company’s website at www.CIRCOR.com under the “Investors” sub-link. The Company also will provide a hard copy of the Nominating and Corporate Governance Committee Charter to stockholders free of charge upon written request to the Corporate Secretary at the Company’s corporate headquarters.

Ad Hoc Committees. From time to time, the Board may establish ad hoc committees and delegate certain of its authority for the purpose of addressing particular matters (including, for example, the approval of financing or credit agreements or other matters that the Board thinks would be appropriate for review by an ad hoc committee). There were no ad hoc committees in 2021. The Board established a a special sub-committee on February 4, 2022, to assist with its strategic alternatives review. Mr. Ludwig, Mr. Chapin, and Mr. Lisman serve on the committee,

Executive Session. Independent directors meet at least twice a year in executive session without management, and at such other times as may be requested by any independent director. During Fiscal Year 2021, the Chair of the Board presided at meetings of the Company’s independent directors held in executive session without management. These sessions promote candor and discussion of matters in a setting that is independent of management.

Code of Ethics

The Company has implemented and regularly monitors compliance with a comprehensive Code of Conduct & Business Ethics (the “Code of Conduct”), which applies uniformly to all directors, executive officers, and employees. Among other things, the Code of Conduct addresses conflicts of interest, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable law (including insider trading and anti-bribery laws), and reporting of illegal or unethical behavior. The Code of Conduct is available on the Company's website at www.CIRCOR.com under the “Investors” tab and a hard copy will be provided by the Company to any stockholder who requests it by writing to the Company's Secretary at the Company's executive offices. In addition, we will post on our website all disclosures that are required by SEC regulations or NYSE listing standards with respect to amendments to, or waivers from, any provision of the Code of Conduct.

Delinquent Section16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, all filing requirements of Section 16(a) were satisfied on a timely basis with respect to Fiscal Year 2021, with the exception of a late Form 4 filing by Jill D. Smith to report a grant of RSUs.

Family Relationships

No family relationships exist between any director or executive officer.

Item 11.        Executive Compensation

Director Compensation

The form and amount of director compensation are reviewed periodically by the Nominating and Corporate Governance Committee, most recently in December 2021. The Nominating and Corporate Governance Committee reviews our data from the Peer Group Companies, which are outlined in the Compensation Discussion and Analysis section of this document, as was prepared by ISS Corporate Solutions, Inc. ("ISS") and broad survey data concerning director compensation practices, levels, and trends for companies comparable to the Company in revenue, business, and complexity. It also considers the significant amount of time that our non-employee directors spend in fulfilling their duties to the Company as well as the required level of skill to serve on our Board. The Nominating and Corporate Governance Committee recommends changes, if any, to the Board for approval. Employee directors do not receive separate compensation for service as directors.

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve as non-employee directors on the Board. Cash compensation is paid quarterly, in arrears. Due to the impact of the COVID-19 pandemic on the Company’s operations, the Board reduced each category of fee and retainer our directors receives by 15% in 2020. These retainer and fee reductions taken during 2020 to non-employee, director cash compensation were commensurate with the reduction senior management took to their cash compensation in light of the COVID-19 pandemic and its impact on the Company. The cash compensation reductions were lifted at the February 2021 Board meeting effective April 1, 2021 after considering both internal and external factors. The cash compensation our non-employee directors earned in 2021 is as follows:

Annual Cash Compensation

Annual Retainer (Board Member)......................................................................................................	$72,188
Annual Retainer (Chair of the Board).................................................................................................	$182,875
Chair Fee (Audit Committee)............................................................................................................	$19,250
Chair Fee (Compensation Committee)................................................................................................	$14,438
Chair Fee (Nominating and Corporate Governance Committee)...............................................................	$9,625
Committee Membership Fee (per committee).......................................................................................	$4,813

Annual Equity Grant

Our non-employee directors are also eligible to receive an annual equity grant under our 2019 Plan. If a director joins the Board during the middle of the year, the annual equity grant is pro-rated based on the quarter in which the director joins the Board. In 2021, the targeted value of such grant was $105,000 which was the same amount targeted for the annual equity grant in 2020. On March 17, 2021, each director, with the exception of Mr. Wilver, who retired from the Board in April 2021, received a grant of 2,827 time-based restricted stock units (“Time RSUs”) which becomes vested and settles in shares of common stock on a one-for-one basis thirteen months from the date of grant, provided the non-employee director is still providing services on the Board. The number of Time RSUs was determined by dividing $105,000 by the average closing price of our common stock on the New York Stock Exchange based on the last 20 trading days weighted for volume through March 16, 2021, rounded up to the nearest whole share. The average closing share price through March 16, 2021 was $37.15.

2021 Director Compensation
The following table shows the compensation our non-employee directors earned for their services in 2021:

Name	Fees Earned in Cash (1)	Stock Awards (2)	Total
Samuel Chapin	$98,063	$112,571	$210,634
David F. Dietz	$60,563	$112,571	$173,134
Tina M. Donikowski	$81,813	$112,571	$194,384
Bruce Lisman	$81,813	$112,571	$194,384
Helmuth Ludwig	$182,875	$112,571	$295,446
John (Andy) O'Donnell	$91,438	$112,571	$204,009
Jill D. Smith	$86,625	$112,571	$199,196
Peter M. Wilver	$28,333	$0	$28,333

(1)
The amounts shown in this column reflect the fees earned in Fiscal Year 2021 for Board and committee service. The 15% reduction in fees approved by the Board effective April 1, 2020 was lifted effective April 1, 2021. Mr. Wilver and Mr. Dietz both retired from the Board effective April 30, 2021 and September 30, 2021, respectively. Mr. Chapin became Chair of the Audit Committee effective January 1, 2021 taking over from Mr. Wilver. Director fees continue to be paid quarterly in arrears.

(2)
Reflects the grant date fair value of the annual equity grant made in Time RSUs to each of the directors in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions related to the calculation of the amounts in this column, refer to Note 14 Share-Based Compensation, of the consolidated financial statements in this Annual Report on Form 10-K. The grant date fair value of the Time RSUs was based on the Company's previous day closing stock price prior to the grant date of March 17, 2021 of $39.82. Mr. Wilver did not receive an annual grant in 2021 due to his planned retirement.

The total number of Time RSUs held by each non-employee director as of December 31, 2021 was 2,827.

Deferred Compensation

Prior to 2019, non-employee directors were eligible to participate in the Management Stock Purchase Plan (MSPP), which allowed them to purchase RSUs at a discount of 33% to the closing price of the Company’s common stock ("MSPP RSUs"), with RSU settlement deferred for a minimum period of three years. In 2021, the last of these MSPP RSUs were settled and distributed in shares. As of December 31, 2021, there were no outstanding balances for non-employee directors under the MSPP.

Reimbursement for Training and Reasonable Related Travel

Each of our directors has a budget of up to $5,000 USD (plus travel costs) per year for relevant educational training. When possible, directors are encouraged to share training opportunities with other boards that they serve on and to split the costs for such opportunities between those boards and the Company. Each of our non-employee directors are also reimbursed for reasonable travel and other expenses incurred in attending meetings.

The following sections provide a summary of cash and certain other amounts earned by our Named Executive Officers ("NEOs") in Fiscal Year 2021 (and the preceding two fiscal years). Except where noted, the information in the Summary Compensation Table generally pertains to compensation to the NEOs for Fiscal Year 2021. We encourage you to read the following tables closely. The narratives preceding the tables and the footnotes accompanying each table are important parts of each table. Also, we encourage you to read this section in conjunction with the Compensation Discussion and Analysis above.

Compensation Discussion and Analysis

Overview

In this section, we describe the executive compensation program for our Named Executive Officers (the “NEOs”). Our intent is to help stockholders understand the framework of our overall program, its objectives and the rationale for the Compensation Committee’s compensation decisions. Our NEOs for Fiscal Year 2021 were as follows:

Named Executive Officer	Title
Scott Buckhout (1)	President and Chief Executive Officer (“CEO”)
Abhishek Khandelwal (2)	Senior Vice President, Chief Financial Officer (“CFO”)
Tony Najjar (3)	President, Aerospace and Defense Group
Arjun Sharma (4)	Senior Vice President, Business Development
Jessica Wenzell (5)	Senior Vice President, General Counsel, Secretary & Chief People Officer
Sumit Mehrotra (6)	Former President, Industrial Group

(1)	Mr. Buckhout terminated employment with CIRCOR on January 19, 2022.
(2)	Mr. Khandelwal terminated employment with CIRCOR on December 31, 2021.
(3)	Mr. Najjar was named Chief Operating Officer and Interim President and Chief Executive Officer effective January 19, 2022 in connection with Mr. Buckhout's departure and is no longer serving in the role of President, Aerospace and Defense Group.
(4)	Mr. Sharma was appointed as our interim Chief Financial Officer effective January 1, 2022 and continues to serve as our Senior Vice President, Business Development.
(5)	Ms. Wenzell was appointed as our Chief People Officer effective November 15, 2021 and continues to serve as our Senior Vice President, General Counsel and Secretary
(6)	Mr. Mehrotra terminated employment with CIRCOR on July 5, 2021.

In this Compensation Discussion and Analysis, in certain cases, we refer to Messrs. Buckhout, Khandelwal, and Sharma and Ms. Wenzell as “Corporate NEOs” and Messrs. Najjar and Mehrotra as “Group NEOs.”

Executive Summary

Our Business: 2021 Performance Overview

CIRCOR is a leading provider of severe service and mission critical flow and motion control solutions and other highly engineered products for the Industrial and Aerospace & Defense markets that include recognized, market-leading brands. We have a global presence with approximately 3,100 employees worldwide and customers in approximately 100 countries. We operate 21 major manufacturing facilities located in North America, Western Europe, Morocco, China and India. We sell our products directly to end-user customers and original equipment manufacturers, as well as through Engineering, Procurement and Construction companies and our channel partner network. The Company has two reportable business segments: the Industrial segment (“Industrial Group”) and the Aerospace & Defense segment (“Aerospace & Defense Group” or “A&D Group”).

In 2021 our business continued to feel the impact of the COVID-19 pandemic. Throughout this continued time of uncertainty, the Company’s top priority remains the health and safety of our employees, customers, and suppliers. As the COVID-19 pandemic evolves, we continue to implement appropriate measures to ensure our employees around the world have the necessary protection and our business continues to operate with as little disruption as possible. We believe that the Company’s continued focus on new product innovation, cost productivity and the CIRCOR Operating System serve to best position the Company for potential end market recovery across our Industrial and Aerospace & Defense segments.

We continue to implement actions to mitigate the impact from lower demand and an increasingly competitive environment. In addition, we are investing in products and technologies designed to help solve our customers’ most difficult problems. We intend to further simplify CIRCOR by standardizing technology, consolidating suppliers and achieving world class operational excellence. Attracting and retaining talented personnel remains an essential underpinning to the enhancement of our global sales, operations, product management and engineering organizations.

2021 Financial Achievements (in thousands, except percentages)

The following table highlights certain measures that serve as our compensation performance metrics for our performance-based compensation and the level of achievement of these metrics in 2021:

	Short-Term Incentive Plan Metrics				Long-Term Incentive Plan Metrics
	Net Sales	Adjusted Operating Income(1)	Adjusted Working Capital % of Sales(2)	Free Cash Flow(3)	Adjusted Operating Margin(4)	Adjusted Measurement Cash Flow(5)	Relative Total Shareholder Return(6)
CIRCOR (overall including Corporate expenses)(7)	N/A	$51.4	N/A	$(3.9)			see note (6)
Aerospace & Defense Group	$250.1	$55.3	37.8%	N/A	N/A	N/A
Industrial Group(8)	$415.0	$23.2	19.0%	N/A	N/A	N/A

(1)	Adjusted Operating Income (“AOI”), a non-GAAP measure, is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed after December 31, 2011, the impact of restructuring-related inventory write-offs, impairment charges and special charges or gains.
(2)	"Adjusted Working Capital % of Sales" or "(AWC % of Sales": a non-GAAP measure, is defined as the sum of Adjusted Working Capital balances at year-end divided by Net Sales. “Adjusted Working Capital” includes the following accounts: Trade Accounts Receivable, Unbilled Receivables (short and long term), Inventory, Trade Accounts Payable, Customer Advances (short and long term), and Deferred Revenue.
(3)	Free Cash Flow, a non-GAAP financial measure calculated by subtracting GAAP capital expenditures, net of proceeds from asset sales, from GAAP operating cash flow.
(4)	Adjusted Operating Margin (“AOM”), a non-GAAP measure, is defined as Adjusted Operating Income divided by Net Sales. Adjusted Operating Income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed after December 31, 2011, the impact of restructuring-related inventory write-offs, impairment charges and special charges or gains.
(5)	“Adjusted Measurement Cash Flow” or “Adjusted MCF” with respect to a fiscal year is calculated by adding the Company’s cash provided by operating businesses less Corporate General and Administrative spend for that year. Specifically, Adjusted MCF excludes cash flows from income taxes, corporate special charges, and restructuring costs but includes interest expense.
(6)	“Relative Total Shareholder Return” or “Relative TSR” is calculated by ranking the Company and a list of specified peer companies within the S&P 600 SmallCap Industrial Index from highest to lowest according to their respective TSR and expressing the Company's performance as its corresponding percentile within the group of companies. Results are not yet reportable as the applicable, three-year period ends in 2024.
(7)	Corporate refers to the group of employees that provides services to the Aerospace & Defense Group and the Industrial Group or support management of Company-wide functions.
(8)	For purposes of calculating incentive compensation in the Industrial Group, Refinery Valves is excluded.

Key Compensation Actions Taken During 2021

The Company’s financial results and the overall business environment were considered when determining compensation paid for 2021. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for Fiscal Year 2021 for a more detailed description of the Company’s financial results.
2021 was, in many respects, a step towards a more stable and predictable business environment following a difficult year in 2020 that was dominated by reaction to the impact of the COVID-19 pandemic to our business. Compensation actions taken by the Compensation Committee in 2021 reflected this return to forward-looking strategy, including the following:
•Return to Standard Compensation Programs and Process: Following the extraordinary impact of the COVID-19 pandemic to our business in 2020 and the corresponding actions the Compensation Committee took to adjust compensation practices and costs, in 2021 we returned to our typical cadence of determination of annual incentive awards based on pre-established business goals and metrics approved by the Compensation Committee.

•Revised Metric for Short-Term Incentives: The Compensation Committee determined that Adjusted Working Capital % of Sales would replace the free cash flow metric previously used as one of the Short-Term Incentive Plan measures for Group NEOs. This change was made to eliminate overlap with another of the Short-Term Incentive Plan measures, AOI.

•New Metric for Long-Term Incentives: The Compensation Committee determined that a change to the structure of performance-based stock awards would further align NEO compensation to stockholder interest. The Compensation Committee also considered the difficulty of setting multi-year financial goals in the current business environment. Effective with the 2021 annual Long-Term Incentive ("LTI") award, the performance metric for the performance-based portion of NEO awards is Relative TSR, which links the number of shares that our NEOs earn to the Company’s TSR performance relative to the TSR of peer industrial companies, as described more fully below under 2021 Long-Term Incentive.

•New Compensation Consultant: As part of its governance routine, the Compensation Committee conducted a comprehensive review of independent compensation consultants that could assist the Committee in fulfilling its responsibilities. As a result of its review, the Compensation Committee selected Semler Brossy as its independent consultant effective October 2021, replacing its former consultant, Pearl Meyer.

•Updated Peer Group: The Compensation Committee conducted its annual review of the group of peer companies that we compare our compensation practices to. As a result of its review and in order to ensure that the peer group continues to be comprised of similarly sized companies that align to our industry, changes were made to five of the seventeen companies in our peer group referenced for fiscal 2021. The updated peer group will be referenced for 2022 compensation decisions.

•Retention Incentives for Certain NEOs: In connection with Mr. Khandelwal's termination of employment in December 2021, the Compensation Committee approved retention awards to Mr. Sharma and Ms. Wenzell, each of whom are integral to our financial reporting, disclosure and corporate governance processes. These awards were made to retain experienced executives to provide leadership for these important functions through the end of 2022 while we search for and onboard a new leader for the finance function.

Following the completion of 2021, our Compensation Committee made the following decisions with respect to incentive-based compensation based on 2021 performance results for its NEOs:
•Annual Short-Term Incentives: The 2021 Short-Term Incentive Plan (“2021 STI Plan”) payouts for NEOs were determined based on the Company's performance on the metrics approved by the Compensation Committee at the beginning of 2021. The Compensation Committee did not use its discretion to modify any of the performance results when determining payouts, however, the Committee determined it is in the best interest of the Company to exercise the Committee’s discretion to adjust the amounts earned by Mr. Buckhout and Mr. Mehrotra under the 2021 STI Plan to zero based on the significant accounting irregularities discovered by the Company with respect to the Pipeline Engineering business unit. As announced in the Form 8-K filed on March 14, 2022, the Pipeline Engineering accounting irregularities occurred over multiple years under the leadership of Messrs. Buckhout and Mehrotra and impacted the actual performance of the STI financial metrics, the inability to rely on the Company’s prior financial statements due to the misstatements, and led to the restatement of the three years of Company’s financial results. The 2021 STI Plan results for our NEOs are set forth below under 2021 Short-Term Incentive Plan Results.

•Outstanding Long-Term Incentives: While a certain portion of our LTI awards were significantly impacted by the impact of the COVID-19 pandemic on performance results, the Compensation Committee did not use its discretion to modify any of the performance results to reflect the COVID-19 business impact when determining the number of earned shares under our performance-based stock awards. However, the Committee did consider the impact of the Pipeline Engineering matters on the three year results of the 2019 performance award and used its discretion to reduce the number of shares vesting in the final tranche of our 2019 performance awards to zero. The second tranche of our 2020 performance awards earned 0% of target as set forth below under Prior Year PSU Results. The vesting of our 2021 performances awards will be determined following the completion of the performance period in 2024.
•Pipeline Engineering: Based on the significant accounting irregularities discovered by the Company with respect to the its Pipeline Engineering business unit as announced via Form 8-K filed on March 14, 2022, which occurred over multiple years under the leadership of Messrs. Buckhout and Mehrotra, the impacts thereof on actual performance of the STI financial metrics, the inability to rely on the Company’s prior financial statements due to the misstatements, and the impending restatement of the Company’s financial results, the Committee determined it is in the best interest of the Company to exercise the Committee’s discretion to adjust the amounts earned by Mr. Buckhout and Mr. Mehrotra under the 2021 STI Plan to zero.
2021 Stockholder Engagement, Say-on-Pay Results & Program Changes
The Company regularly evaluates its compensation programs and considers the results of its most recent stockholder advisory vote on executive compensation (“say-on-pay”), as well as feedback received directly from stockholders through our ongoing engagement.

At the May 2021 annual meeting of stockholders, we received say-on-pay support of approximately 97%. This result indicated continued support for the Company’s executive compensation program. Highlights of our executive compensation program include:
•Short-term incentive plans for business groups aligned to critical metrics. The short-term incentive plan is designed to ensure appropriate focus on the respective business groups as well as overall corporate performance. Specifically, Group NEO bonuses are based on 70% Group results and 30% Company-wide metrics, and Corporate NEO bonuses are based 60% on the incentive scores of the A&D and Industrial Groups and 40% based on Company-wide metrics. As such, for our 2021 STI Plan, Group Presidents in A&D and Industrial Groups were measured on their group-specific performance metrics based 35% on Group AOI, 30% on CIRCOR AOI, 20% on Group Adjusted Working Capital % of Sales and 15% on Group Net Sales. Corporate NEOs were measured on the incentive scores of the Aerospace & Defense Group and Industrial Groups excluding the impact of CIRCOR AOI on Group scores, each counting for 30% of the total incentive score, CIRCOR AOI (30% of score) and CIRCOR Free Cash Flow (10% of the score).

•Equity vehicle mix for NEOs aligned with long-term objectives. 2021 LTI awards were a mix of 50% performance-based restricted stock units (“PSUs”) and 50% restricted stock units (“RSUs”). We use an equal mix of PSUs and RSUs to provide both long-term performance and long-term retention incentives to our NEOs in support of our business strategy.

•TSR performance metric for long-term awards. For 2021 LTI awards, we replaced the previous AOM and Adjusted Measurement Cash Flow metrics used for our PSUs with a three-year Relative TSR metric. The Compensation Committee changed to a Relative TSR metric to more closely align management and stockholder interests by incorporating another metric of importance to stockholders and to remove some of the difficulty of setting multi-year financial goals in a still stabilizing market.

•Replenishment of equity plan share pool. At our 2021 annual meeting, stockholders approved the replenishment of our share reserve under our 2019 Stock Option and Incentive Plan, which is the primary vehicle that we use to provide long-term incentive awards to our employees, including our NEOs.

Going forward, we plan to continue to engage with our stockholders and consider their perspectives regarding compensation and governance matters.

CEO Pay At-A-Glance (Target v. Realized)
The chart below shows target and realized compensation for Mr. Buckhout. Target total direct compensation represents base salary, target annual bonus, and target annual LTI awards. Realized compensation represents base salary, annual bonus actually paid in cash, and the value realized upon the exercise of stock options or vesting of PSUs or RSUs, including RSUs granted under our Management Stock Purchase Plan during each year. Realized compensation has trailed target total direct compensation over the prior three years, reflecting the rigor of our goal-setting process for annual bonus and PSU awards and the pay for performance nature of our overall executive compensation program.

CEO Target Total Direct Compensation
vs. Realized Compensation
(2019-2021)
Compensation in 000s
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$4,361
$1,375
$1,375
$844
$767
$775
$767
$4,509
$1,425
$1,425
$869
$790
$1,393
$140
$268
$196
$790
$4,551
$1,425
$1,425
$891
$810
$4,307
$1,129
$2,181
$810
2019 Target Total Direct Compensation
2019 Realized Compensation
2020 Target Total Direct Compensation
2020 Realized Compensation
2021 Target Total Direct Compensation
2021 Realized Compensation
Base Salary ($K)
Annual Bonus ($K)
Stock Options ($K)
RSUs ($K)
PSUs ($K)

Mr. Buckhout's 2021 compensation includes $1,137,758 related to the vesting of a special RSU award issued on March 4, 2020, for retention purposes. His 2021 STI amount earned was adjusted to zero, as further discussed herein.

Good Compensation Governance

The Compensation Committee continually evaluates the Company's compensation policies and practices to ensure that they are consistent with good governance principles. Below are highlights of what we do and what we do not do:

What We Do		What We Do Not Do
✓	We place the majority of weight on performance-based, at-risk, and long-term compensation.	X	We do not provide any compensation-related tax gross-ups (except in connection with relocation expenses).
✓	We deliver rewards that are based on achieving long-term objectives and the creation of stockholder value.	X	We do not provide significant perquisites.
✓	We target total direct compensation at approximately the market median for our peer group.	X	We do not allow officers or directors to hedge Company stock.
✓	We maintain stock ownership guidelines for our directors and executives, including our CEO and other NEOs.	X	We do not allow officers or directors to pledge Company stock.
✓	We have “double-trigger” change in control vesting of cash severance payments and new equity awards.	X	We do not reprice or replace out-of-the-money stock options without stockholder approval.
✓	Our Compensation Committee seeks advice from an independent compensation consultant.	X	We do not have contracts that guarantee employment with any executive (all employment is terminable-at-will).
✓	We maintain a clawback policy with respect to incentive-based cash and equity compensation.
✓	We cap annual bonus payouts to eliminate potential windfalls for executives.
✓	We cap the vesting value of TSR-based PSUs to eliminate potential windfalls for executives.
✓	We encourage executives to invest their cash incentives in the Company through our Management Stock Purchase Plan (MSPP).
What Guides Our Program

Our Compensation Guiding Principles

The philosophy underlying our executive compensation program is to attract, retain and motivate highly qualified and talented executives and reward the achievement of specific annual, long-term and strategic goals that promote the profitable growth of the Company and enhance stockholder value. To this end, the following principles guide the structure of our program:

•Link to business priorities and performance. A significant portion of an executive’s total compensation should be “at risk,” subject to the attainment of certain specific and measurable performance goals and objectives. We select performance metrics that are most directly tied to the creation of enterprise value and that our management team can meaningfully influence. As performance goals are met or exceeded, executives are rewarded commensurately. Conversely, if goals are not met, actual earned compensation will be lower than target compensation.

•Alignment of executives with stockholders' interests. Our compensation program should encourage our executives to hold a meaningful amount of equity. In addition, we believe compensation to our executives should be based on a balance of short- and long-term financial performance factors. This approach also supports our retention strategy and promotes our achievement-oriented culture.

•Competitiveness of Pay Position. Target total direct compensation should be competitive with that being offered to individuals holding comparable positions at other public companies with which we compete for executive talent. In general, we position target total direct compensation for our NEOs, as well as each element of total target compensation, to be at or around the median target compensation for executives with similar positions at our peer group companies.

•Maintenance of Governance Standards. We believe that maintaining best-practice executive compensation governance standards is in the best interests of our stockholders and executives and critical to the ability to manage risk.

Elements of Compensation
Our compensation philosophy is supported by the following elements of compensation:

Pay Element	How It’s Paid	What It Does	How It Links to Performance
Base Salary	Cash (Fixed)	Provides a competitive, fixed rate of pay relative to similar positions in the market and enables the Company to attract and retain critical executive talent	Based on job scope, level of responsibilities, individual performance, experience, tenure and market levels
Short-Term Incentive Plan	Cash (At-Risk)	Focuses executives on achieving annual financial and strategic goals that enhance long-term stockholder value	Tied to achievement of targets relating to AOI, Free Cash Flow, Working Capital and Net Sales No formulaic payouts for performance below threshold Award capped at 300% of target value
Long-Term Incentive (LTI) Plan	PSUs	Provides incentives for executives to execute on longer-term goals that will increase stockholder returns	Tied to achievement of Relative TSR when compared to peer industrial companies
Vesting follows three-year period based on performance results
Number of shares is capped at 200% of target (100% of target if TSR is negative)

	RSUs	Supports leadership retention strategy	Annual vesting over a three-year period Paid in CIRCOR shares at vesting
How We Further Foster Stock Ownership and Strengthen Alignment with Stockholders
In order to more closely align the interests of our executives with those of our stockholders, our NEOs are also eligible to participate in the MSPP, which is designed to encourage our NEOs to invest up to 100% of their own earned incentive compensation in equity of the Company.
The Compensation Committee approves the participants in the MSPP. Participants are entitled to purchase RSUs under the MSPP at a discount of 33% from the fair market value of the Company’s Common Stock on the annual grant date using all or a portion of their pre-tax, short-term incentive award. RSUs purchased under the MSPP vest in whole after a three-year period. Any NEO who resigns from the Company (other than due to retirement) prior to vesting may lose the benefits associated with the discounted purchase price of RSUs purchased under the MSPP, as well as any further appreciation in stock price and accrued dividends associated with such RSUs.
Total Pay Mix at Target

A significant portion of our NEOs' compensation is designed “at risk,” subject to the attainment of specific and measurable performance goals and objectives or subject to the valuation of the Company’s stock price. For example, as shown in the diagram below, 82% of the target total direct compensation of our CEO and 63% of the target total direct compensation of our other NEOs serving at year-end is allocated to a combination of PSUs, RSUs and target bonus; and therefore, based on achieving financial and operating metrics or based on the valuation of the Company's stock price.

	CEO Pay Mix at Target	Other NEOs Pay Mix at Target
Salary	18%	37%
Target Bonus	20%	23%
RSUs	31%	20%
PSUs	31%	20%

% at Risk	82%	63%

The above diagram reflects annualized target total direct compensation as of year-end 2021, which we define to include annualized base salaries, target short-term incentive amounts and the target LTI award amounts used to determine the number of target shares underlying PSU and RSU awards.

The Decision-Making Process

The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs. The Compensation Committee is comprised of independent, non-employee members of the Board. The Committee works very closely with its independent consultant and management to examine the effectiveness of the Company's executive compensation program throughout the year. Attracting and retaining a team of outstanding executives with complementary skills is one of the Company’s priorities.

When making decisions regarding the compensation of the NEOs, the Compensation Committee considers information from a variety of sources. The Compensation Committee also regularly assesses our incentive plan measures in light of current business context, relevance to stockholders and alignment with peer company practices. The Compensation Committee analyzes both individual elements, total compensation and pay mix for each of the NEOs. While actual compensation reflects the Company’s performance, the Company’s goal is for total target compensation, as well as each element of total target compensation, to be at or around the median target compensation for executives with similar positions at our peer group companies (described in further detail below). The Compensation Committee also incorporates flexibility into its compensation programs and into the assessment process to respond to changing business needs, and to take into consideration individual performance, including the relative complexity and strategic importance of specific roles.

In setting meaningful performance goals for our STI Plan, the Compensation Committee carefully considers a number of factors, including the general economic and industry climate, anticipated customer spending, projected revenue from current contracts and renewals and deals in the pipeline. Based on these factors, a range of performance scenarios is developed. Goals are then set at the threshold, target and maximum performance levels with the target goals aligning with the Company’s operating plan. CIRCOR strives for alignment between our STI Plan performance targets and our operating plan and the financial guidance we provide externally. In setting performance goals for our LTI Plan, the Compensation Committee considers the same factors as for the STI Plan but over a multi-year timeframe, its long-term objectives and the degree of difficulty in setting extended multi-year financial goals based on the economic and industry climates. We believe achievement of the meaningful performance targets and shareholder return goals that result from this rigorous goal-setting process will drive long-term value creation for our investors.

The Compensation Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the full Board, based upon recommendations of the Compensation Committee.

The Role of Management. The CEO reviews his recommendations pertaining to other executives (non-NEO) pay with the Committee providing transparency and oversight. Decisions on non-NEO executive pay are made by the CEO. The CEO does not participate in the deliberations of the Committee regarding his own compensation.

The Role of the Independent Consultant. The Compensation Committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the Committee changed its independent consultant in [October] 2021 from Pearl Meyer to Semler Brossy. Semler Brossy, as Pearl Meyer before it, reports directly to the Committee and does not provide any additional services to management. The Committee has conducted an independence assessment of its consultants in accordance with SEC rules.

The Role of Market References - Peer Group Companies. Our executive compensation program considers the compensation practices of companies with which the Company competes or could compete for executive talent. In its review of 2021 executive compensation, the Compensation Committee compared the Company’s overall compensation structure (mix of pay) and levels for the NEOs (total annual compensation, as well as each component of their total compensation) with the peer group companies.

Peer group companies generally have similar business models (e.g., multiple product lines, significant concentration of international sales, manufacturing operations) and are within comparable size ranges (e.g., market capitalization, revenue). For the purposes of setting 2021 compensation, and with the support of Pearl Meyer, the Compensation Committee considered the following list of peer group companies (the “Peer Group Companies”) which was unchanged from the prior year:

Peer Group Companies for Setting 2021 Compensation
Albany International Corp.	ESCO Technologies, Inc.	SPX FLOW, Inc.
Altra Industrial Motion Corp.	Forum Energy Technologies, Inc.(1)	Standex International Corporation
Barnes Group Inc.	Mueller Water Products, Inc.	Tennant Company
Chart Industries, Inc.(1)	NN, Inc.(1)	TriMas Corporation
Enerpac Tool Group Corp.(1)	Rexnord Corporation	Watts Water Technologies, Inc.
EnPro Industries, Inc.(1)	SPX Corporation
(1) This company is one of the five companies that the Compensation Committee subsequently removed from our peer group list in preparation for 2022 compensation planning. New companies added to the peer group for 2022 compensation planning are: Astrec Industries, Inc, Ducommun Incorporated, Helios Technologies, Inc., Kadant Inc. and Kaman Corporation.

The Committee also reviewed supplemental industry market survey data as part of its subjective determination of 2021 target compensation levels for our NEOs. When reviewing market survey data, to the extent available the Compensation Committee relies on size-appropriate industry survey data based on annual revenue.

2021 Executive Compensation in Detail

As set forth above, the principal elements of the Company’s executive compensation program consist of base salary, annual short-term incentives, the MSPP and long-term incentives. 2021 base salaries for our NEOs, in the aggregate, were slightly below the market median for our peer group, and target total cash (base salaries plus target short-term incentives) and target total direct compensation (target total cash plus target LTI) in the aggregate approximated the market median for our peer group, although in each case there were variations in market position by executive due to factors including tenure, experience in current role, individual performance, and consideration of past awards.

Base Salary

NEOs' base salaries are determined by evaluating factors such as the responsibilities and complexity of the position, the experience and performance of the individual, market data for similar roles, overall company performance and internal equity within the Company.

At the beginning of each fiscal year, the Compensation Committee generally reviews and adjusts the base salaries for each of the Company’s executives, with any adjustments to become effective on April 1st of that year. NEOs who were employed by the Company at that time received base salary increases ranging between 3.0% to 10.0%, to better align their pay with the market. Base salaries for each NEO are shown below:

NEO	2020 Year-End Base Salary	2021 Year-End Base Salary	% Change
Scott Buckhout	$790,000	$810,000	2.5%
Abhishek Khandelwal	$400,000	$440,000	10.0%
Tony Najjar	$385,000	$396,500	3.0%
Arjun Sharma	$360,000	$371,000	3.1%
Jessica Wenzell (1)	$340,000	$390,000	14.7%
Sumit Mehrotra (2)	$412,000	N/A

(1)	Ms. Wenzell received a 10.0% merit increase in April 2021 and a 4.3% increase in November 2021 in connection with her taking on the additional role of Chief People Officer.
(2)	Mr. Mehrotra received a 3.0% merit increase in April 2021 prior to his termination of employment on July 5, 2021.

The salaries for Messrs. Buckhout, Najjar, Sharma and Mehrotra were increased to maintain alignment of their compensation relative to, in the case of Messrs. Buckhout and Mehrotra, executives in comparable positions within our peer companies, and in the case of Messrs. Sharma and Najjar, market benchmarks determined based on general industry survey data. The salaries for Mr. Khandelwal and Ms. Wenzell were increased more significantly in order to more appropriately align salary level relative to median market practice for these roles.
Short-Term Incentive Plan
Target Award Opportunities. The STI Plan provides our NEOs the opportunity to earn a performance-based annual cash bonus. Actual bonus payouts depend on the achievement of pre-established performance objectives and can range from 0% to 300% of target award amounts, depending on the financial measure. Target annual award opportunities for the NEOs are approved by the Compensation Committee and are intended to be competitive in the market in which the Company competes for talent and reflect the level of responsibility of the role. They are, therefore, set at or around the median for comparable positions in the market. For 2021, target award amounts, which are stated as a percentage of base salary, were as follows:

NEO	Target Award Opportunity (as % of base salary)
Scott Buckhout	110%
Abhishek Khandelwal(1)	70%
Tony Najjar	60%
Arjun Sharma	60%
Jessica Wenzell	60%
Sumit Mehrotra(2)	60%

(1)	Mr. Khandelwal was not eligible to receive any payments under the 2021 STI Plan as a result of his resignation on December 31, 2021.
(2)	Mr. Mehrotra was eligible to participate in the 2021 STI Plan on a pro-rated basis pursuant to the terms of his separation agreement in connection with his termination of employment on July 5, 2021

Performance Measures, Weightings and Goals. Our STI Plan pays participants based on levels of performance against rigorous metrics established by the Compensation Committee. The performance measures vary depending upon the role and responsibility of the NEO.
For 2021, STI awards for Corporate NEOs were based on achievements, as calculated based on the following performance measures and weightings:

Performance Measures	Weightings
Aerospace & Defense Group(1)	30%
Industrial Group(1)	30%
CIRCOR AOI	30%
CIRCOR Free Cash Flow	10%

(1)	Reflects Group STI Plan results calculated pursuant to the table below but excluding the impact of CIRCOR AOI on such results

For purposes of calculating STI awards for Group NEOs, group-specific AOI, Adjusted Working Capital % of Sales, Net Sales and CIRCOR AOI are considered.

For 2021, STI awards for Group NEOs were based on the achievement of the following performance measures and weightings for each group (which impact all NEOs):

Performance Measures	Weightings
Group AOI	35%
CIRCOR AOI	30%
Group Adjusted Working Capital % of Sales	20%
Group Net Sales	15%

The table below summarizes the Threshold, Target, Stretch and Above Stretch performance levels and the calculated results for each performance measure in effect for our NEOs in 2021. For performance between Threshold, Target, Stretch and Above Stretch, bonus pool funding is determined by linear interpolation.

Measure(1)	Threshold	Target	Stretch	Above Stretch	Achievement Results(1)
A&D Group AOI	$44.8M	$64.0M	$83.1M	$102.3M	$55.3M
A&D Group AWC % of Sales	29.9%	23.0%	16.1%	9.2%	37.8%
A&D Group Net Sales	$225.6M	$282.0M	$338.4M	$394.8M	$250.1M
Industrial Group AOI	$28.8M	$41.2M	$53.5M	$65.9M	$23.2M
Industrial Group AWC % of Sales	30.4%	23.4%	16.3%	9.3%	19.0%
Industrial Group Net Sales	$331.9M	$414.8M	$497.8M	$580.8M	$415.0M
CIRCOR AOI	$66.7M	$83.4M	$100.1M	$116.8M	$51.4M
CIRCOR Free Cash Flow	$32.9M	$47.0M	$61.1M	$75.2M	($3.9M)

Plan Funding as % of Target Bonus (2)	50.0%	100.0%	200%	300.0%	See table below

(1)	Threshold, Target, Stretch and Above Stretch are calculated using a set foreign exchange rate. That same rate is used to calculate Achievement Results. The Compensation Committee believes that it is important to use a set exchange rate for metric and result calculations to reduce the impact on the level of achievement of metrics caused by fluctuations in exchange rates, which are beyond the control of our NEOs.
(2)	To achieve funding above Target level with respect to Group AWC% of Sales, Group AOI achievement must be at or above Threshold; to achieve funding above Target level with respect to Group Net Sales, Group AOI achievement must be at or above Target; to achieve funding above Target level with respect to CIRCOR Free Cash Flow, CIRCOR AOI achievement must be at or above Threshold.

Based on the outlook at the time the goals were set and with input from Pearl Meyer, the Compensation Committee concluded that these performance goals struck an appropriate balance in providing both a reasonable probability of attainment and sufficient rigor and motivation of superior performance. The Compensation Committee considered the probability of achievement of different levels of performance as well as the uncertainty concerning the Company’s performance in 2021.

2021 Short-Term Incentive Plan Results

The calculated results of our 2021 STI Plan, as reflected in the table above, fell short of our targets, in part due to the slow pace of recovery from the waning impact of the COVID-19 pandemic on our business and also due to the Pipeline Engineering impacts to our financial results.

Our NEOs shared in the STI payments based on the STI Plan funding results of their respective business Group as set forth in the table below:

NEO	STI Plan Group Alignment	STI Plan Funding Result	Target STI Plan Amount	Actual Award (as a % of Target)	Actual Award (in Dollars)
Scott Buckhout(1)	Corporate	31.2%	$891,000	—%	$—
Abhishek Khandelwal(2)	Corporate	31.2%	$308,000	—%	$—
Tony Najjar	Aerospace & Defense Group	37.9%	$237,900	37.9%	$90,057
Arjun Sharma	Corporate	31.2%	$222,600	31.2%	$69,505
Jessica Wenzell	Corporate	31.2%	$234,000	31.2%	$73,064
Sumit Mehrotra(1)(3)	Industrial Group	0.4%	$129,793	—%	$—

(1)	Based on the significant accounting irregularities discovered by the Company with respect to its Pipeline Engineering business unit as announced in the Form 8-K filed on March 14, 2022, which occurred over multiple years under the leadership of Messrs. Buckhout and Mehrotra, the impacts thereof on actual performance of the STI financial metrics, the inability to rely on the Company’s prior financial statements due to the misstatements, and the impending restatement of the Company’s financial results, the Committee determined it is in the best interest of the Company to exercise the Committee’s discretion to adjust the amounts earned by Mr. Buckhout and Mr. Mehrotra under the 2021 STI Plan to zero.
(2)	Mr. Khandelwal did not receive any payments under the 2021 STI Plan as a result of his termination of employment on December 31, 2021.
(3)	Mr. Mehrotra was eligible to participate in the 2021 STI Plan on a pro-rated basis pursuant to the terms of his separation agreement in connection with this termination of employment on July 5, 2021. The Company agreed to Mr. Mehrotra's eligibility for a 2021 bonus payout in exchange for his mutually agreed date of termination and the orderly transition of his responsibilities to other employees. Due to the Pipeline Engineering accounting irregularities, Mr. Mehrotra's 2021 STI payment was adjusted to zero.

Historical Alignment of Performance and STI Plan Results

The chart below depicts our track record of past payouts for Corporate NEOs, under our STI Plan, over the last five years:

Year	STI Payout as % of Target
2017	42.5%
2018	107.2%
2019	70%
2020	75%*
2021	31.2%

*2020 Result: reflects adjustment approved by the Compensation Committee from the actual 28.3% of target achieved.
Management Stock Purchase Plan (“MSPP”)

In connection with our 2021 STI Plan payments, consistent with past practice, many of our NEOs made an advanced election to apply all or a portion of their 2021 STI Plan cash bonus payment towards the purchase of RSUs under the MSPP. The table below outlines the MSPP deferral election made by our NEOs prior to the beginning of 2021.

NEO	2021 Cash Bonus Deferral - Election
Scott Buckhout (1)	70%
Abhishek Khandelwal	—%
Tony Najjar	30%
Arjun Sharma	100%
Jessica Wenzell	—%
Sumit Mehrotra (1)	100%

(1)	Although Messrs. Buckhout and Mehrotra each elected to participate in the MSPP with respect to the 2021 STI payout, no MSPP awards were granted since they did not receive a 2021 STI payment as a result of the Pipeline Engineering accounting irregularities.

Long-Term Incentive Awards

LTI awards are intended to provide executives with a continuing stake in the long-term success of the Company and to align their interests with those of stockholders. LTI awards are also used to attract, retain and motivate executives responsible for the Company’s long-term success.

The Compensation Committee evaluates the Long Term Incentive Plan (the “LTI Plan”) annually relative to its objectives as well as practices within the Peer Group Companies. For our 2021 LTI grants, we introduced a new performance measure for our PSUs of Relative TSR, which compares our performance against a peer group of companies within the S&P 600 SmallCap Industrial Index, as described in more detail below. In addition to eliminating the difficulty of setting multi-year financial targets during an uncertain business environment, the change to using Relative TSR award structure for our LTI program eliminates redundancy of financial metrics between our STI and LTI Plans, further aligns our NEO compensation with stockholder interests by rewarding for TSR performance above peers and also aligns the three-year cliff performance and vesting periods with peer market practice.

The 2021 LTI Plan included an equal mix of PSUs based on the Relative TSR measure and time-based RSUs. The Committee believes that using a mix of performance and time-based awards provides balance to the LTI Plan with substantial alignment to shareholder interests with the TSR measure and mitigates retention risk for our NEOs in periods when performance may lag our peers. Vesting of LTI awards is subject to continued employment with the Company on the date of vesting, creating a retention incentive for our NEOs.

Target LTI awards for each of our NEOs in 2021 was expressed in dollar amounts and varied based on consideration of factors such as role, level of responsibility, performance and past award history:

NEO	PSUs(1)	RSUs(1)	Total Value
Scott Buckhout(2)	$1,425,000	$1,425,000	$2,850,000
Abhishek Khandelwal(2)	$225,000	$225,000	$450,000
Tony Najjar(3)	$200,000	$200,000	$400,000
Arjun Sharma	$200,000	$200,000	$400,000
Jessica Wenzell(4)	$125,000	$125,000	$250,000
Sumit Mehrotra(2)	$200,000	$200,000	$400,000

(1)	The number of share units underlying the PSUs and RSUs was determined based on the average per share price of the Company’s common stock for the 20 consecutive trading days ending on March 16, 2021, rounding up for any fractional shares. The corresponding grant date fair value of these awards as reported in the Summary Compensation Table and Grants of Plan Based Awards Table differs from the values listed above since we generally account for these types of awards using the closing price of the Company’s common stock on the trading day preceding the grant date and, with regard to PSUs, the grant date fair value is determined based on a Monte Carlo simulation that takes into account the probability of all possible stock price outcomes and Relative TSR performance between the start of the performance period (February 26, 2021) and the grant date (March 17, 2021).
(2)	Awards for Messrs. Buckhout, Khandelwal and Mehrotra were subsequently forfeited in connection with their termination of employment, with the exception of the first vesting tranche (one-third) of Mr. Buckhout's RSU award which vested pursuant to his termination agreement.
(3)	Mr. Najjar's target award was increased to $500,000, to be effective with the 2022 award cycle, in connection with his appointment to the Chief Operating Officer and Interim President and Chief Executive Officer role effective January 19, 2022.
(4)	Ms. Wenzell's target award was increased to $350,000, to be effective with the 2022 award cycle, in connection with her additional appointment as Chief People Officer, in addition to General Counsel, effective November 15, 2021.

In conjunction with its annual review of the compensation program design, the Compensation Committee determined that a change to the structure of future PSU awards from using internal financial measures to using Relative TSR would (1) eliminate the difficulty of setting multi-year financial targets during an uncertain business environment, (2) eliminate redundancy of financial metrics between our STI and LTI plans, (3) further align our NEO compensation with stockholder interests by rewarding for TSR performance above peers and (4) align the three-year cliff performance and vesting periods with peer market practice. Effective with the 2021 LTI awards, the performance metric for the PSU portion of NEO awards is based on Relative TSR, which will measures the Company’s return to stockholders in the form of stock price appreciation and assuming reinvestment of any dividends over a three-year period relative to that of other peer industrial companies (the "TSR Peer Group"). The TSR Peer Group is comprised of a custom group of companies listed on the S&P 600 SmallCap Industrial Index, which includes other mid-sized industrial companies that are comparable to the current profile of the Company.

For purposes of above, "S&P 600 SmallCap Industrial Index" means each company that was in the S&P 600 SmallCap Industrial Index as of February 26, 2021 and continues to be a member of such index through February 29, 2024 (and including any companies that become bankrupt or insolvent prior to such date) but excluding the following companies that the Compensation Committee determined were inappropriate comparisons: Exponent, Inc., Forrester Research, Inc., Heidrick and Struggles International, Inc, Interface, Inc., Kelly Services, Inc., Korn Ferry, Matthews International Corporation, Pitney Bowes, Inc., Resources Connection Inc., True Blue Inc., Unifirst Corporation, US Ecology Inc., and Viad Corp. The companies excluded from the TSR Peer Group were removed due to the higher concentration of services in their business mix relative to the Company.

Final award value is determined after completion of the three-year performance period based on the following schedule, subject in each case to (1) a vesting limit of no more than the number of target shares awarded if absolute TSR over the three year performance period is negative (the "Negative Return Cap") and (2) a limit on the value of shares than can vest, determined as of the last day of the performance period, equal to a maximum of six hundred percent (600%) of the product of (i) the number of target shares awarded, times (ii) the fair market value of a share of Common Stock on the grant date (the “600% Cap”). If the 600% Cap is exceeded, the number of PSUs that would otherwise become earned PSUs will be reduced to the extent necessary to avoid the 600% Cap being exceeded.

Company TSR Relative to the TSRs of the S&P 600 SmallCap Industrial Companies for the Performance Period	Earned Vesting Percentage (% of target shares awarded that will vest)(1)
Below 25th Percentile	0%
25th Percentile	50%
50th Percentile	100%
75th Percentile or Higher	200% (Maximum)
(1) Subject to the Negative Return Cap and/or the 600% Cap, as applicable, as defined in the preceding paragraph.

As of December 31, 2021, the Company's Relative TSR from the beginning of the performance period of February 26, 2021 was below 25th percentile.
Prior Year PSU Results
LTI awards made to our NEOs in 2020 and 2019 were also delivered in a 50/50 mix of RSUs and PSUs. The actual realizable value of these PSUs is determined based on cumulative performance over three years. For each performance year in the three-year performance period, cumulative goals were set for adjusted cash flow and adjusted operating margin and performance is assessed at the end of each year to determine the number of shares to vest.
The PSUs will vest only if the pre-established cumulative goals are met. PSUs that do not vest in years one or two of the performance period due to performance results may vest in a subsequent year up to 100% if the cumulative performance in years two and/or three, as applicable, is 100% of target or above. Performance at threshold achievement level results in .01% of target shares vesting; performance at target achievement level results in 100% of target shares vesting; and performance at maximum achievement level or better results in a maximum of 200% of target shares vesting.
For the second vesting tranche of the PSUs granted in 2020 (reflecting cumulative results for 2020 and 2021), the Company’s performance fell below the threshold for Adjusted MCF and Average AOM resulting in zero shares vesting, as detailed below:

Performance Measures (50/50 weighting)	Performance Range			Actual Performance	% Payout	Shares Earned and Vested
	Threshold	Target	Maximum
Fiscal Years 2020-2021 Adjusted MCF	$83.2M	$104.0M	$124.8M	$23.7M	—%	0
Fiscal Years 2020-2021 AOM	10.8%	13.5%	16.1%	7.2%	—%	0
With regard to the third and last vesting tranche of the 2019 PSUs granted in 2019 (reflecting cumulative results for 2019, 2020 and 2021), the Company underachieved its cumulative targets for Free Cash Flow and Average AOM. As a result of the impact of the Pipeline Engineering matters on the Company's financial performance over the three-year performance period of this award, the Compensation Committee exercised the Committee’s discretion to adjust the amounts earned under the last tranche of the 2019 PSU award to zero, as described in more detail in note (2) to the table below:

Performance Measures (50/50 weighting)	Performance Range			Actual Performance	% Payout	Shares Earned and Vested
	Threshold	Target	Maximum
Fiscal Years 2019-2021 Adjusted FCF(1)	$12.9M	$185.4M	$154.1M	($33.6M)	—%	0
Fiscal Years 2019-2021 AOM	6.72%	9.60%	12.48%	6.88%	—%	0
(1) "Adjusted Free Cash Flow" for this award is is calculated by adding the Company’s cash provided by operating activities less capital expenditures for that year.
(2) Based on the significant accounting irregularities discovered by the Company with respect to the Pipeline Engineering business unit as announced via Form 8-K filed on March 14, 2022, the impacts thereof on actual performance of the PSU financial metrics, the inability to rely on the Company’s prior financial statements due to the misstatements, and the impending restatement of the Company’s financial results, the Committee determined it is in the best interest of the Company to exercise the Committee’s discretion to adjust the amounts earned under the last tranche of the 2019 PSU award to zero.

Retention Incentive Compensation

In connection with the Mr. Khandelwal's termination of employment in December 2021 and our search for a new chief financial officer, the Compensation Committee approved retention awards for two of our NEOs that are integral to our financial reporting, disclosure and corporate governance processes. These awards were made to retain experienced executives to provide continuity of leadership for these important functions through the end of 2022. See also 2022 Compensation Actions Update below for discussion on additional retention issued in 2022.

•Mr. Sharma, in connection with his appointment to interim Chief Financial Officer effective January 1, 2022, will receive (1) an additional $4,500 per bi-weekly pay period during the term of his interim role, (2) payment on his behalf up to $65,000 towards an executive management education program, (3) a retention bonus installment in the amount of $95,000 following June 30, 2022, and (4) a second retention bonus installment in the amount of $45,000 following December 31, 2022.

•Ms. Wenzell, in connection with her General Counsel role, received a retention bonus installment in the amount of $100,000 following the timely filing of our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and will receive a second retention bonus installment in the amount of $50,000 following December 31, 2022.

Payment of each bonus installment is subject to (1) continued employment, (2) absence of a notice from the executive or from the Company of intent to terminate employment and (3) satisfactory performance through the applicable scheduled installment payment dates and, additionally, payment of the first bonus installment is subject to repayment to the Company in the event of termination of employment for cause prior to December 31, 2022. Mr. Sharma's retention installments, to the extent not already paid, are subject to full payment in the event the Company terminates his employment without cause. Ms. Wenzell's retention installments, to the extent not already paid, are subject to payment on a pro-rata basis in the event the Company provides notice of its intent to terminate her employment without cause.

Long-Term Incentive Granting Practices

Most LTI awards are granted at the time of the annual grant in the first quarter of the year, although awards may be granted as part of the hiring process or in connection with a change in responsibility. LTI awards granted during the year have a grant date no earlier than the date of approval. Grants for our executive officers are typically reviewed and approved at a regularly scheduled Compensation Committee meeting or by written consent in advance of the individual’s employment commencement or promotion date. For these awards, the grant date is the date of the meeting if the individual receiving the grant has already commenced employment. If the individual has not yet commenced employment, the date of grant is the business day following the individual’s first day of employment.

For our 2021 annual LTI awards, the number of share units underlying each award was determined by dividing the award value by the average per share price of the Company’s common stock for the 20 consecutive trading days ending on March 16, 2021, rounding up for any fractional shares. This method was introduced in the first quarter of 2020, in lieu of using the closing price on the grant date, during a highly volatile period in the trading price of our stock. Using this approach ensures that the number of share units awarded is not inflated due the closing price on the grant date.

Other Executive Compensation Practices & Policies
Stock Ownership Guidelines
To further align the interests of the executive officers of the Company with the interests of the stockholders, the Company has adopted Stock Ownership Guidelines for executive officers. These guidelines establish an expectation that, within a five-year period, each NEO shall achieve and maintain an equity interest in the Company at least equal to a specified multiple of such individual’s annual base salary. The applicable multiples are as follows:

Position	Target
Chief Executive Officer	5x annual base salary
Chief Financial Officer	3x annual base salary
Other NEOs	2x annual base salary
In calculating an individual’s equity interest, credit is given for (i) the value of actual shares of Common Stock owned beneficially, (ii) the before-tax value of all vested stock options and (iii) the before-tax value of all outstanding RSU awards (including those which the individual has received in lieu of bonus compensation). The calculation of an individual’s equity interest, however, does not include the value of any outstanding equity awards subject to risk of forfeiture by virtue of performance.
An annual review is conducted by our Nominating and Corporate Governance Committee to assess compliance with the guidelines. As of December 31, 2021, each of our NEOs met their applicable ownership guidelines, or, for NEOs who have been with the Company for less than five years, were on track to achieve their ownership guidelines by the applicable target compliance date. No adjustments to stock ownership guidelines were made due to the COVID-19 pandemic.

Clawback Policy

Under our clawback policy, in the event of a restatement of the Company’s financial results, the Board may recover or require reimbursement of incentive compensation received by a NEO during the three completed fiscal years immediately preceding the date on which we are required to prepare a restatement. In addition, if the Board determines that a NEO engaged in misconduct, then the Board shall take such action as it deems to be in the Company’s best interest and necessary to remedy the misconduct or acts/omissions of the NEO and prevent their recurrence, including recovery or required reimbursement of incentive compensation. Misconduct for this purpose includes, but is not limited to, fraudulent, criminal or other willful misconduct, any action or inaction that causes harm, willful and material breach of Company policies, breach of confidentiality obligations or withholding of material information from or misstatement to the Board. Any recoupment under this policy may be in addition to, and shall not otherwise limit, any other remedies that may be available to the Company under applicable law, including disciplinary actions up to and including termination of employment.

Insider Trading, Anti-Hedging & Anti-Pledging Policies

We maintain an insider trading policy that prohibits hedging the economic risk of ownership of our stock by all directors, executive officers and certain designated employees. No person who is considered an “insider” of the Company, which includes each of our NEOs and directors, may directly or indirectly sell any securities of the Company that are not owned by the person at the time of the sale (short sale). Such persons also may not purchase or sell puts, calls, options or other derivative instruments in respect of our securities at any time without the approval of the Company’s Clearance Officer. We also do not allow officers or directors to pledge Company stock.

Risk Assessment and Mitigation of Compensation Policies and Practices

The Compensation Committee has reviewed our incentive compensation programs, discussed the concept of risk as it relates to our compensation program, considered various mitigating factors and reviewed these items with its independent consultant, Pearl Meyer. In addition, our Compensation Committee asked Pearl Meyer to conduct an independent risk assessment of our executive compensation program. Based on these reviews and discussions, the Compensation Committee does not believe our compensation program creates risks that are reasonably likely to have a material adverse effect on our business.

Other Benefits

The Company maintains a defined contribution 401(k) plan in which substantially all of our U.S. employees, including our NEOs, are eligible to participate. We also maintain a nonqualified deferred compensation plan to provide benefits, at the Company’s discretion, that would otherwise be provided under the qualified 401(k) plan to certain participants but for the imposition of certain maximum statutory limits imposed on qualified plan benefits (for example, annual limits on eligible pay and contributions).

We also provide our NEOs with a limited number of perquisites as part of their compensation arrangements, which we consider to be reasonable and consistent with competitive practice. These perquisites include annual car allowances and financial counseling/tax preparation services, which, in total, comprise a de minimis part of the NEO’s target total direct compensation.

Severance and Change in Control Agreements

In order to attract and retain key executives, the Company has entered into severance and change of control agreements with our NEOs, including special severance agreements entered into with Messrs. Buckhout and Mehrotra in connection with their termination of employment, as discussed in “Severance and Other Benefits upon Termination of Employment or Change of Control.”

The agreements are intended to support management continuity and align with market practice. The change of control agreements are intended to maintain focus on stockholder value creation in the event of an actual or threatened change of control. Pursuant to Company policy, the Company does not provide tax gross-ups in connection with any compensatory arrangements. As a result, we do not have any change of control agreements that provide for tax gross-ups. More detail is provided below in “Severance and Other Benefits upon Termination of Employment or Change of Control.”
2022 Compensation Actions Update
In conjunction with the departure of Mr. Buckhout on January 19, 2022 and the announcement that our Board has initiated a review of potential strategic alternatives in response to multiple inquiries from third parties about a possible transaction, the Compensation Committee and/or the Board took the following actions:

•For Mr. Najjar, in connection with his appointment to Chief Operating Officer and Interim President and Chief Executive Officer effective January 19, 2022, the Board approved (1) an increase in base salary from $396,500 to $425,000, (2) an increase in STI target for 2022 from 60% to 65% of base salary, (3) a 2022 LTI grant in the amount of $500,000, and (4) for his interim role, additional compensation of $20,000 per month during the term of his interim role and a $250,000 RSU grant schedule to vest one year following grant (with vesting accelerated if Mr. Najjar’s employment with the Company is terminated for a reason other than for cause) to be granted upon the earlier of the conclusion of his interim role or immediately prior to a change of control event.
•The Compensation Committee also approved a retention award for Mr. Najjar in the amount of $40,000, scheduled to vest in two equal installments on August 31, 2022 and November 30, 2022
•For Mr. Sharma, the Compensation Committee approved an additional retention award of $74,000, scheduled to vest in two equal installments on August 31, 2022 and November 30, 2022]
•For Ms. Wenzell, the Compensation Committee approved an additional retention award of $78,000, scheduled to vest in two equal installments on August 31, 2022 and November 30, 2022

Additionally, in connection with the filing delay of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2021 and the corresponding delay in the grant of our 2022 LTI awards, the Compensation Committee conditionally approved the cash settlement of these LTI awards in the event that a change in control transaction is consummated prior to the grant date. This action was taken to provide our executives with a measure of certainty regarding their compensation during a period of significant uncertainty about the future ownership and leadership structure of the Company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION AND
OTHER PAYMENTS TO THE NAMED EXECUTIVE OFFICERS

The following sections provide a summary of cash and certain other amounts earned by the NEOs in Fiscal Year 2021 (and the preceding two fiscal years). Except where noted, the information in the Summary Compensation Table generally pertains to compensation to the NEOs for Fiscal Year 2021. We encourage you to read the following tables closely. The narratives preceding the tables and the footnotes accompanying each table are important parts of each table. Also, we encourage you to read this section in conjunction with the Compensation Discussion and Analysis above.

2021 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Scott Buckhout Former President and Chief Executive Officer (5)	2021	$805,385	$—	$3,410,115	$—	$—	$14,001	$4,229,501
	2020	$754,017	$405,586	$2,193,689	$—	$246,164	$3,582	$3,603,038
	2019	$761,077	$—	$1,259,320	$1,375,000	$—	$13,449	$3,408,846
Former Abhishek Khandelwal Chief Financial Officer (6)	2021	$430,769	$—	$502,973	$—	$—	$26,001	$959,743
	2020	$273,077	$234,470	$428,641	$—	$51,268	$11,032	$998,488
Tony Najjar President, Aerospace and Defense Group	2021	$393,846	$—	$477,828	$—	$90,057.00	$14,031	$885,705
	2020	$345,962	$79,356	$368,095	$—	$128,544	$2,835	$924,792
Arjun Sharma Senior Vice President, Business Development	2021	$368,462	$—	$526,926	$—	$69,505.00	$22,401	$917,789
	2020	$315,712	$100,813	$395,605	$—	$61,187	$14,342	$887,659
	2019	$301,412	$—	$187,500	$62,500	$—	$25,762	$577,174
Jessica Wenzell Senior Vice President, General Counsel & Chief People Officer	2021	$368,000	$—	$279,469	$—	$73,064.00	$13,890	$661,359
Sumit Mehrotra Former President, Industrial Group (7)	2021	$219,162	$—	$480,616	$—	$—	$48,671	$748,449
	2020	$407,077	$110,127	$304,632	$—	$25,833	$213,927	$1,061,596
	2019	$383,846	$—	$240,000	$80,000	$—	$371,533	$1,075,379

(1)
Reflects the grant date fair value of PSUs and time-based restricted stock units (“Time RSUs”), including MSPP RSUs attributable to the 33% discount on restricted stock units purchased under our Management Stock Purchase Plan (MSPP) in 2021 in connection with our 2020 STI Plan. For more details about these grants, please refer to the section below entitled “2021 Grants of Plan-Based Awards.” A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 (“Share-Based Compensation”) to our audited consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.

(2)	Reflects the aggregate grant date fair value of stock options awards. For a discussion of the assumptions related to the calculation of the amounts in this column, refer to Note 14 (“Share-Based Compensation”).
(3)	Reflects the amounts earned under our STI Plan by each NEO, whether received in cash or RSUs. Some of our NEOs elected to use all or a portion of their short-term incentive to purchase RSUs under our MSPP in 2021 and 2020. There were no annual bonus payments made to NEOs for 2019. The number of RSUs purchased by each NEO is as follows:

NEO	Year	Percentage of Bonus Used to Purchase RSUs	Amount of Bonus Excluding Sign-On Bonus	Amount of Non-Equity Incentive Plan Compensation	Amount of Bonus Plus Non-Equity Incentive Plan Compensation	Amount of Bonus Used to Purchase RSUs	Number of Purchased RSUs
Scott Buckhout	2021	70%	—	—	$0	—	—
	2020	70%	$405,586	$246,164	$651,750	$456,225	17,100
	2019	65%	—	—	$0	—	—
Abhishek Khandelwal	2021	—%	$—	$—	$—	$—	—
	2020	—%	$84,470	$51,268	$135,738	—	—
Tony Najjar	2021	30%	—	$90,057.00	$90,057.00	$27,017.00	TBD
	2020	30%	79,356	128,544	$207,900	62,370	2,337
Arjun Sharma	2021	100%	$—	$69,505.00	$69,505.00	$69,505.00	TBD
	2020	100%	$100,813	$61,187	$162,000	$162,000	6,072
	2019	100%	$—	$—	$—	$—	—

Jessica Wenzell	2021	—%	—	$73,064.00	$73,064.00	—	—
Sumit Mehrotra	2021	100%	$—	$—	$—	—	—
	2020	50%	$110,127	$25,833	$135,960	$67,980	2,548
	2019	100%	$—	$—	$—	$—	—

Under our MSPP, the purchase price for RSUs is 67% of the closing price of our Common Stock on the business day prior to the date of grant. The grant date fair value of the 33% discount is referred to as MSPP RSUs, and the MSPP RSUs have been included under the Stock Awards column as additional compensation to NEOs. The total number of RSUs to be purchased in connection with the 2021 STI Plan will be determined by dividing the dollar amount of the bonus indicated in the above table by 67% of the closing price of our Common Stock on the grant date, scheduled to occur following the filing our our 2021 Annual Report on Form 10-k. For the 2020 STI Plan, the total number of RSUs purchased was determined by dividing the dollar amount of the bonus indicated in the above table by $26.68, which is 67% of the closing price of our Common Stock on March 16, 2021. The actual number of RSUs purchased under the MSPP may be reduced to pay for tax withholding. Although Messrs. Buckhout and Mehrotra each elected to participate in the MSPP with respect to the 2021 STI payout, no MSPP awards were granted since they did not receive a 2021 STI payment.
(4)	See “2021 All Other Compensation Table” for specific items in this category.
(5)
Mr. Buckhout terminated employment with CIRCOR on January 19, 2022. The equity awards granted to Mr. Buckhout in 2021 and disclosed in the Summary Compensation Table were forfeited except for 12,787 RSUs that vested pursuant to his separation agreement.

(6)	Mr. Khandelwal terminated employment with CIRCOR on December 31, 2021. The equity awards granted to Mr. Khandelwal in 2021 and disclosed in the Summary Compensation Table were forfeited
(7)	Mr. Mehrotra terminated employment with CIRCOR on July 5, 2021. The equity awards granted to Mr. Mehrotra in 2021 and disclosed in the Summary Compensation Table were forfeited.

2021 All Other Compensation Table

Name	Perquisites and Other Personal Benefits (1)	Tax Preparation and Financial Planning	Life Insurance Premiums (2)	Payments Relating to Employee Savings Plan (3)	Other (4)	Total
Scott Buckhout................................................	$1,201	$—	$1,200	$11,600	$—	$14,001
Abhishek Khandelwal.........................................	$13,201	$—	$1,200	$11,600	$—	$26,001
Tony Najjar....................................................	$1,201	$—	$1,200	$11,600	$30	$14,031
Arjun Sharma..................................................	$9,601	$—	$1,200	$11,600	$—	$22,401
Jessica Wenzell................................................	$1,186	$—	$1,104	$11,600	$—	$13,890
Sumit Mehrotra................................................	$5,128	$5,887	$626	$7,175	$48,671	$67,487

(1)
The amounts shown in this column reflect each NEO’s annual car allowance and the cost of group accident and disability insurance that provides for higher coverage levels than generally available to other employees.

(2)	The amounts shown in this column reflect group term life insurance premiums paid on behalf of each NEO.
(3)	The amounts shown in this column reflect Company matching contributions to each NEO’s 401(k) savings account of up to 4.0% of eligible compensation subject to the limits imposed by IRS regulations.
(4)	For Mr. Mehrotra, the amount shown in this column reflects payment for accrued vacation.

2021 Grants of Plan-Based Awards
The following table summarizes the grant of plan-based awards made to our NEOs in 2021.

Name	Type of Award (1)	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (4) (5)
				Thresh-hold ($)	Target ($)	Maxi-mum ($)	Thresh-hold (#)	Target (#)	Maxi-mum (#)
(a)		(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Scott Buckhout	STI			445,500	891,000	2,673,000	—	—	—	—	—
	PSU	3/17/2021	3/3/2021	—	—	—	19,180	38,359	76,718	—	1,657,876
	Time RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	38,361	1,527,535
	MSPP RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	5,643	224,704.26
Abhishek Khandelwal	STI			154,000	308,000	924,000	—	—	—	—	—
	PSU	3/17/2021	3/3/2021	—	—	—	3,029	6,057	12,114		261,784
	Time RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	6,057	241,190
Tony Najjar	STI			118,950	237,900	713,700	—	—	—	—	—
	PSU	3/17/2021	3/3/2021	—	—	—	2,692	5,384	10,768	—	232,696
	Time RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	5,385	214,431
	Time RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	771	30,701
Arjun Sharma	STI			111,300	222,600	667,800	—	—	—	—	—
	PSU	3/17/2021	3/3/2021	—	—	—	2,692	5,384	10,768	—	232,696
	Time RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	5,385	214,431
	MSPP RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	2,004	79,799
Jessica Wenzell	STI			117,000	234,000	702,000	—	—	—	—	—
	PSU	3/17/2021	3/3/2021	—	—	—	1,683	3,365	6,730	—	145,435
	Time RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	3,366	134,034
Sumit Mehrotra	STI			127,350	254,700	764,100	—	—	—	—	—
	PSU	3/17/2021	3/3/2021	—	—	—	2,692	5,384	10,768	—	232,696
	Time RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	5,385	214,431
	MSPP RSU	3/17/2021	3/3/2021	—	—	—	—	—	—	841	33,489

(1)	Type of Award:
"STI" refers to cash awards that are subject to performance conditions under the STI Plan
"PSU" refers to RSU awards that are subject to performance conditions
"Time RSU" refers to RSU awards that are subject to time-based vesting only
"MSPP RSU" refers to the portion of Time RSU awards granted under our Management Stock Purchase Plan (MSPP) that are attributable to the 33% discounted purchase price. Each of our NEOs, other than Mr. Khandelwal and Ms. Wenzell, elected to use a portion of his or her short-term incentive bonus awarded under our 2020 STI Plan to purchase Time RSUs at a price equal to 67% of the closing price of our Common Stock on the business day prior to the date of grant. See footnote (3) to the “Summary Compensation Table” for a description of the actual amount of annual bonus earned by each of the NEOs, the corresponding amount of each NEO’s bonus that was used to purchase RSUs and the total number of RSUs purchased.
The Time RSU, PSU, and MSPP RSU awards were granted under our LTI Plan. See Summary Compensation Table and the footnotes thereto for additional information on these types of awards.
(2)	The amounts in these columns indicate the threshold, target and maximum performance bonus amounts payable under our STI Plan prior to deducting any amounts the NEO elected to use to purchase RSUs under the MSPP. The potential bonus amounts payable under the STI Plan are based on the achievement of specific financial performance metrics. The NEOs would receive a bonus payout equal to 50% of their target bonus at the threshold level of performance and 300% of their target bonus at the maximum level of performance. If none of the threshold performance metrics are met, no bonus would be payable to the NEOs under the STI Plan unless otherwise determined by the Compensation Committee.
(3)	The amounts in these columns indicate the threshold, target and maximum number of shares that the NEO could receive if an award payout is achieved under the PSUs. These potential share amounts are based on achievement of relative total shareholder return goals compared to a specified index of small-sized industrial companies during the performance period beginning on February 26, 2021 and ending on February 29, 2024. The NEO would receive 50% of the target number of shares at the threshold level of performance and 200% of the target number of shares at the maximum level of performance. If the threshold performance target is not met, then our NEOs will not receive any shares.
(4)	The amounts in this column reflect the aggregate grant date fair values of the PSUs reflected in column (g) and Time RSUs and MSPP RSUs reflected in column (i), each calculated in accordance with accounting guidance.
(5)	Included in this column is the grant date fair value of the target number of PSUs granted to each NEO, which we consider to be the probable outcome of the performance conditions as of the grant date. The following table shows for each NEO the grant date fair value of the target number of PSUs granted to each such officer that is included in the Summary Compensation Table and the grant date fair value of the maximum number of PSUs.

NEO	Target Number of PSUs	Grant Date Fair Value of Target Number of PSUs	Maximum Number of PSUs	Grant Date Fair Value of Maximum Number of PSUs
Scott Buckhout	38,359	$1,657,876	76,718	$3,315,752
Abhishek Khandelwal	6,057	$261,784	12,114	$523,567
Tony Najjar	5,384	$232,696	10,768	$465,393
Arjun Sharma	5,384	$232,696	10,768	$465,393
Jessica Wenzell	3,365	$145,435	6,730	$290,871
Sumit Mehrotra	5,384	$232,696	10,768	$465,393

The target number of PSUs awarded in 2021 is earned if our relative total shareholder return goals are achieved during the performance period beginning on February 26, 2021 and ending on February 29, 2024. The maximum number of PSUs that can be earned is two times the target number of PSUs. See “Long Term Equity Incentives” in “Compensation Discussion and Analysis” for more details.

Outstanding Equity Awards at 2021 Fiscal Year-End

		Option Awards					Stock Awards
Name	Type of Award (1)	Number of Securities Underlying Unexercised Options Exercisable (#)(2)	Number of Securities Underlying Unexercised Options Unexercisable (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Scott Buckhout	Perf Option	150,000 (4)	—	—	$41.17	4/09/2023	4/09/2013	—	—	—	—
	Option	39,141	—	—	$51.84	2/23/2022	2/23/2015	—	—	—	—
	Option	79,977	—	—	$38.89	2/23/2023	2/23/2016	—	—	—	—
	Option	55,788	—	—	$60.99	2/27/2024	2/27/2017	—	—	—	—
	Option	98,775	—	—	$42.62	3/05/2025	3/05/2018	—	—	—	—
	Option	38,711	77,422	—	$33.63	3/04/2026	3/04/2019	—	—	—	—
	MSPP RSU	—	—	—	—	—	3/04/2019	19,486	$529,629 (5)	—	—
	PSU	—	—	—	—	—	3/27/2020	—	—	68,445	$1,860,335 (6)
	Time RSU	—	—	—	—	—	3/27/2020	45,630	$1,240,223 (7	—	—
	MSPP RSU	—	—	—	—	—	3/17/2021	17,100	$464,778 (5)	—	—
	PSU	—	—	—	—	—	3/17/2021	—	—	38,359	$1,042,598 (8)
	Time RSU	—	—	—	—	—	3/17/2021	38,361	$1,042,652 (7)	—	—
Abhishek Khandelwal (9)	—	—	—	—	—	—	—	—	—	—	—
Tony Najjar	Option	2,730	—	—	$38.89	2/23/2023	2/23/2016	—	—	—	—
	Option	1,449	—	—	$60.99	2/27/2024	2/27/2017	—	—	—	—
	Option	1,704	—	—	$42.62	3/05/2025	3/05/2018	—	—	—	—
	Option	2,816	1,408	—	$33.63	3/04/2026	3/04/2019	—	—	—	—
	MSPP RSU	—	—	—	—	—	3/04/2019	5,183	$140,874 (5)	—	—
	Time RSU	—	—	—	—	—	3/04/2019	496	$13,481 (7)	—	—
	PSU	—	—	—	—	—	3/27/2020	—	—	8,406	$228,475 (6)
	Time RSU	—	—	—	—	—	3/27/2020	5,604	$152,317 (7)	—	—
	MSPP RSU	—	—	—	—	—	3/17/2021	2,337	$63,520 (5)	—	—
	PSU	—	—	—	—	—	3/17/2021	—	—	5,384	$146,337 (8)
	Time RSU	—	—	—	—	—	3/17/2021	5,385	$146,364 (7)	—	—
Arjun Sharma	Option	2,799	—	—	$32.76	3/05/2022	3/05/2012	—	—	—	—
	Option	3,663	—	—	$51.84	2/23/2022	2/23/2015	—	—	—	—
	Option	8,406	—	—	$38.89	2/23/2023	2/23/2016	—	—	—	—
	Option	5,943	—	—	$60.99	2/27/2024	2/27/2017	—	—	—	—
	Option	2,760	—	—	$42.62	3/05/2025	3/05/2018	—	—	—	—
	Option	3,520	1760	—	$33.63	3/04/2026	3/04/2019	—	—	—	—
	MSPP RSU	—	—	—	—	—	3/04/2019	6,612	$179,714 (5)	—	—
	Time RSU	—	—	—	—	—	3/04/2019	620	$16,852 (7)	—	—
	PSU	—	—	—	—	—	3/27/2020	—	—	9,609	$261,173 (6)
	Time RSU	—	—	—	—	—	3/27/2020	6,406	$174,115 (7)	—	—
	MSPP RSU	—	—	—	—	—	3/17/2021	6,072	$165,037 (5)	—	—
	PSU	—	—	—	—	—	3/17/2021	—	—	5,384	$146,337 (8)
	Time RSU	—	—	—	—	—	3/17/2021	5,385	$146,364 (7)	—	—
Jessica Wenzell	Time RSU	—	—	—	—	—	11/9/2020	1,158	$31,474 (7)	—	—
	PSU	—	—	—	—	—	3/17/2021	—	—	3,365	$91,461 (8)
	Time RSU	—	—	—	—	—	3/17/2021	3,366	$91,488 (7)	—	—
Sumit Mehrotra (10)		—	—	—	—	—	—	—	—	—	—

(1)	Type of Award:
"Time RSU" refers to RSU awards that are subject to time-based vesting only
"PSU" refers to RSU awards that are subject to performance conditions
"Perf Option" refers to inducement stock option awards that are subject to a service period and a market vesting condition

"Option" refers to stock option awards that are subject to time-based vesting
"MSPP RSU" refers to RSU awards subject to time-based vesting pursuant to our Management Stock Purchase Plan

With the exception of the Perf Option award to Mr. Buckhout on April 9, 2013, which was granted as special inducement award under Section 303A.08 of the NYSE Listed Company Manual), each of these awards was granted under our 1999, 2014 or 2019 Stock Option and Incentive Plans.

(2)
The Options listed in these columns were granted pursuant to our Equity Incentive Plan in effect at the time of grant. The Option grants on March 5, 2012 vested ratably 33% per year generally beginning on the first anniversary from such date and have a ten-year term. The Option grants on February 23, 2015, February 23, 2016, February 27, 2017, March 5, 2018 and March 4, 2019 vest ratably 33% per year generally beginning on the first anniversary from such date and have a seven-year term.

(3)
The amounts shown in these columns reflect the market value of unvested RSUs calculated by multiplying the number of such unvested RSUs by $27.18, the closing price of our Common Stock on December 31, 2021.

(4)
On April 9, 2013, a special inducement stock option award of 200,000 shares was granted to Mr. Buckhout with an exercise price of $41.17 per share. This stock option award includes both a service period and a market vesting condition. In 2014, certain of these targets were achieved and 150,000 shares vested and remain exercisable. The remaining 50,000 shares were canceled during 2018 due to lack of performance achievement.

(5)
The amounts reflect the unvested portion of MSPP RSUs pursuant to the MSPP provisions allowing executives to receive MSPP RSUs in lieu of a specified percentage or dollar amount of their short-term incentive cash bonus. Such MSPP RSUs vest in whole on the date that is three years from the date of the grant, provided that the NEO is then employed with the Company, at which time they convert into shares of Common Stock and are issued to the executive unless the executive has selected a longer deferral period. For example, awards with a grant date of March 4, 2019 vest on March 4, 2022. To the extent that an executive does not earn a vested benefit when terminating employment before the scheduled vesting date, the unvested MSPP RSUs are cancelled and the Company returns the corresponding annual incentive cash bonus used to purchase those MSPP RSUs plus interest at the one-year U.S. Treasury bill rate. If all of the unvested MSPP RSUs disclosed in the table above were cancelled on December 31, 2021 due to an NEO’s voluntary resignation, the amount that would be required to be returned to each NEO is as follows: Mr. Buckhout $909,564; Mr. Najjar $182,901; and Mr. Sharma $315,831. In the event of retirement, disability or an involuntary termination for any reason prior to the third anniversary of the grant date, the NEO vests in a pro-rata amount of the MSPP RSUs (based on number of full years that the NEO was employed by the Company after the grant date divided by three), and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus with interest. See the tables for each NEO under the heading “Severance and Other Benefits Upon Termination of Employment or Change of Control” for an estimate of these amounts.

(6)
The amounts reflect the unvested portion of long-term incentive grants in the form of PSUs pursuant to our Equity Incentive Plan in effect at the time of grant, including PSUs that did not meet the performance threshold to vest on December 31, 2020 and December 31, 2021 but that remain eligible to vest on December 31, 2022. Such grants are subject to financial performance conditions for the three year period ending December 31, 2022 and reflect the target amount of the award.

(7)
The amounts reflect the unvested portion of long-term incentive grants in the form of Time RSUs pursuant to our Equity Incentive Plan, in effect at the time of grant. Such grants generally vest ratably over a three-year period, beginning on the first anniversary of the date of grant, subject to any longer deferral period selected by the executive.

(8)
The amounts reflect the unvested portion of long-term incentive grants in the form of PSUs pursuant to our Equity Incentive Plan in effect at the time of grant. Such grants are subject to relative total shareholder return conditions during the performance period beginning on February 26, 2021 and ending on February 29, 2024 and reflect the target amount of the award.

(9)	Mr. Khandelwal terminated employment on December 31, 2021 and his outstanding awards were forfeited immediately there following.
(10)	Mr. Mehrotra terminated employment July 5, 2021 and had no outstanding awards as of December 31, 2021.

2021 Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Scott Buckhout(3)	—	—	89,193	$3,200,542
Abhishek Khandelwal(4)	—	—	14,837	$524,785
Tony Najjar(5)	—	—	19,173	$710,587
Arjun Sharma(6)	—	—	23,616	$864,945
Jessica Wenzell(7)	—	—	579	$16,461
Sumit Mehrotra(8)	4,506	$25,372	16,824	$611,143

(1)	With respect to shares acquired upon vesting of RSUs, NEOs have shares withheld to pay associated income taxes. The number of shares reported represents the gross number prior to withholding of such shares. In certain cases, the actual receipt of shares underlying vested RSUs may have been deferred pursuant to a previous election made by the NEO. This table reports the number of shares vested regardless of whether distribution actually was made.
(2)	The amounts shown in this column reflect the value realized upon vesting of Time RSUs, PSUs, and MSPP RSUs determined by multiplying the number of share units that vested (prior to withholding of any shares to pay associated income taxes) and the closing price of our Common Stock on the day prior to vesting. The amounts reported include the value of MSPP RSUs that were purchased with the following Short-Term Incentive award amounts earned prior to 2021: $208,495 for Mr. Buckhout, $26,339 for Mr. Najjar, $107,443 for Mr. Sharma, and $93,110 for Mr. Mehrotra.
(3)	Mr. Buckhout had 30,020 RSUs vest on March 4, 2021 with a price of $37.90, 7,301 MSPP RSUs and 29,057 PSUs vest on March 5, 2021 with a price of $35.08, 22,815 RSUs vest on April 27, 2021 with a price of $34.51.
(4)	Mr. Khandelwal had 14,837 RSUs vest on April 2, 2021 with a price of $35.37.
(5)	Mr. Najjar had 14,041 RSUs vest on March 4, 2021 with a price of $37.90, 922 MSPP RSUs and 196 RSUs and 1,212 PSUs vest on March 5, 2021 with a price of $35.08, 2,802 RSUs vest on April 27, 2021 with a price of $34.51.
(6)	Mr. Sharma had 13,589 RSUs vest on March 4, 2021 with a price of $37.90, 3,762 MSPP RSUs and 1,100 RSUs and 1,962 PSUs vest on March 5, 2021 with a price of $35.08, 3,203 RSUs vest on April 27, 2021 with a price of $34.51.
(7)	Ms. Wenzell had 579 RSUs vest on December 9, 2021 with a price of $28.43.
(8)	Mr. Mehrotra exercised 4,506 stock options on March 10, 2021 with an exercise price of $33.63 and a market price of $39.26. Additionally, he had 7,998 RSUs vest on March 4, 2021 with a price of $37.90, 3,209 MSPP RSUs and 392 RSUs and 2,423 PSUs vest on March 5, 2021 with a price of $35.08, and 2,802 RSUs vest on April 27, 2021 with a price of $34.51.

2021 Nonqualified Deferred Compensation

The Company sponsors a nonqualified deferred compensation plan to provide benefits that would have otherwise been provided to participants in our 401(k) plan but for the imposition of certain maximum statutory limits imposed on qualified plans, such as annual limits on eligible pay and contributions. The Company also may, in its discretion, make the same contributions to the nonqualified deferred compensation plan but only with respect to compensation in excess of the annual limit of eligible pay. In 2021, the Company elected not to make core contributions to the nonqualified deferred compensation plan.  Any contribution credits that we provided to participants under the nonqualified deferred compensation plan are invested in a rabbi trust, at the discretion of the plan participants, in one or more mutual funds selected by the plan participants.

The same mutual funds that we make available under our 401(k) plan are also available under the nonqualified 401(k) excess plan and there are no minimum or guaranteed rates of return to the participants on such investments.  Distributions from the nonqualified deferred compensation plan are made in lump sum in connection with a participant’s separation from service.

As discussed above, our MSPP allows our NEOs to defer the payment of their short-term incentive compensation in the form of RSUs. We also permit the grantees of our MSPP RSUs to defer the settlement of MSPP RSUs beyond the vesting date. The deferral period is a stated period of years selected in advance by the grantee. In general, if the grantee’s employment terminates before the end of the deferral period for reasons other than retirement, the MSPP RSUs will be settled in shares of our common stock upon termination of employment. If the grantee retires before the end of the deferral period, the MSPP RSUs will be settled in shares of our common stock at the end of the deferral period. During the deferral period, any dividends that would otherwise be paid on the deferred MSPP RSUs accumulate in cash and will be paid out at the same time that the deferred MSPP RSUs are settled. Information regarding short-term incentive compensation that was used to purchase MSPP RSUs is set forth in the Outstanding Equity Awards at 2021 Fiscal Year-End Table.

Under either deferred compensation arrangement, if a distribution is made on account of separation from service, the distribution will be delayed by six months if the participant is considered a specified employee within the meaning of Section 409A of the Internal Revenue Code.

The following table outlines employee and employer contributions to each deferred compensation arrangement for Fiscal Year 2021. The table also includes earnings or losses during Fiscal Year 2021, and the aggregate balances as of December 31, 2021.

Name (a)	Item	Executive Contributions in Last FY (b)(1)	Registrant Contributions in Last FY (c)	Aggregate Earnings/(Loss) in Last FY (d) (2)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last FYE (f) (3)
Scott Buckhout	Excess 401K	$120,808	$—	$21,188	$—	$250,047
Abhishek Khandelwal	Excess 401K	$—	$—	$—	$—	$—
Tony Najjar	Excess 401K	$—	$—	$—	$—	$—
Arjun Sharma	Excess 401K	$—	$—	$13,440	$—	$96,040
Jessica Wenzell	Excess 401K	$—	$—	$—	$—	$—
Sumit Mehrotra	Excess 401K	$—	$—	$230	$—	$1,913

(1)	These amounts are included in 2021 salary as reported in the Summary Compensation Table.
(2)	These amounts are excluded from the Summary Compensation Table.
(3)	These figures include the following amounts that have been reported in the Summary Compensation Tables of prior year Proxy Statements; $80,081 for Mr. Buckhout (including $50,716 reported in 2020 salary), $965 for Mr. Mehrotra, and $50,123 for Mr. Sharma (including $45,212 reported in 2019 salary).

SEVERANCE AND OTHER BENEFITS UPON
TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

To achieve our compensation objective of attracting, retaining and motivating qualified executives, we believe that we need to provide our executive officers with severance and change in control protections that are competitive with the protections offered by our Peer Group Companies. Offering our executive officers these payments and benefits facilitates the operation of our business, allows them to better focus their time, attention and capabilities on our business, assists us in recruiting and motivating executive officers, provides for a clear and consistent approach to managing involuntary departures with mutually understood separation benefits and aligns with market practice. The following section describes our severance and change in control agreements for our NEOs employed with us at year end along with estimated payments if their employment had terminated with us as of December 31, 2021. Information regarding NEOs who departed during 2021 is set forth in the Summary Compensation Table above. Other benefits that our NEOs would be entitled to irrespective of termination of employment or change in control, such as previously vested equity awards and non-qualified deferred compensation, are described above.

Severance Agreements

Each of our NEOs has entered into an agreement providing severance benefits if he resigns from the Company for good reason or if the Company terminates him other than for cause (the “Severance Agreements”). In such circumstances, Mr. Buckhout’s Severance Agreement entitled him to a lump sum payment equal to (i) his then-current base salary and (ii) his target short-term incentive compensation in effect during the fiscal year in which the termination occurs. In the same circumstances, each of Messrs. Khandelwal’s, Najjar’s and Sharma’s and Ms. Wenzell's Severance Agreement entitles him or her to a lump sum payment equal to his or her then-current base salary and short-term incentive compensation for the fiscal year in which the termination occurs, to the extent that performance goals are met for that year, prorated based on the date of termination of employment. In addition, the severance benefit for each of the NEOs includes the Company continuing to pay for medical coverage (if COBRA coverage is elected) in the same proportion it did on the date of termination for up to 12 months following termination.

To receive the benefits described above, each such NEO must execute a general release of claims in a manner satisfactory to the Company within 21 days of the termination of employment. Each of the NEOs listed above also has agreed to comply with non-competition and non-solicitation obligations lasting for the term of employment and one year following termination as consideration for the severance benefits.

The Severance Agreements continue to apply after a change in control. No benefits, however, are payable under the Severance Agreements if severance benefits become payable under the Change in Control Agreements, as described below.

In addition to the Severance Agreements, the company also entered into special agreements with Messrs. Buckhout and Mehrotra in connection with their termination of employment ("Special Termination Agreements"). Mr. Mehrotra's Special Termination Agreement, entered into between the parties on June 7, 2021 in connection with Mr. Mehrotra's resignation tendered on or about May 11, 2021, provided, in exchange for his agreement to continue leading the Industrial business through his employment termination date of July 5, 2021 and his release of future claims against the Company, the lump sum payment of his bonus earned under the 2021 STI Plan, pro-rated based on his termination date ($0, as disclosed in the Summary Compensation Table). All outstanding equity awards, deferred compensation benefits and earned but unused vacation balances were settled in accordance with the underlying terms of the applicable award agreements and plan documents. Mr. Buckhout's Special Termination Agreement, entered into between the parties on January 28, 2022 in connection with his termination of employment on January 19, 2022, is substantially the same as Mr. Buckhout's Severance Agreement described above except that it provides for acceleration of vesting (but not the timing of payment) of his two RSU vesting tranches that were otherwise scheduled to vest in March and April of 2022 (a combined total of 35,602 RSUs). Mr. Buckhout's Special Termination Agreement also confirmed his eligibility to participate in the 2021 STI Plan ($0, as disclosed in the Summary Compensation Table) and the PSU vesting on December 31, 2021 pursuant to his 2019 PSU award (as disclosed in the 2021 Option Exercises and Stock Vested table). All other outstanding equity awards, deferred compensation benefits and earned but unused vacation balances were settled in accordance with the underlying terms of the applicable award agreements and plan documents.

Change in Control Agreements

Each of our NEOs has entered into an agreement providing benefits in the event of a change in control of the Company (the “Change in Control Agreements”). The term of each Change in Control Agreement is one year subject to annual one-year extensions unless there is a notice of non-renewal. Each of the Change in Control Agreements provides enhanced severance benefits if, within two years following a change of control, such NEO's employment is terminated by the Company without cause or he or she resigns from the Company for good reason. In such circumstances, the Change in Control Agreement entitles each such NEO to a lump sum payment equal to two times (i) the greater of his or her (a) then-current base salary, (b) salary immediately prior to the change in control or (c) salary immediately prior to the announcement of the change in control if such announcement occurs in a different year than the change in control and (ii) the greater of (a) his or her target annual bonus in effect during the fiscal year in which the termination occurs and (b) the average annual bonuses paid or payable for the three fiscal years ended prior to termination of employment or, if greater, the three fiscal years ended prior to the change in control (or, in each case, a lesser period for which annual bonuses were payable). Such payment is payable on the first payroll date after a release of claims becomes irrevocable, subject to a later payment date of up to six months and one-day following termination of employment, in the event required by Section 409A of the Internal Revenue Code.

The Change in Control Agreements also provide for (i) a pro-rated payment of annual bonus for the performance year in which termination of employment occurs based on actual performance through such termination date and payable at the same time as bonuses are paid to other senior executives, (ii) payments equal to the value of up to 24 months of COBRA premiums (if COBRA coverage is elected) to facilitate continuation of medical coverage, with the first 18 months payable in monthly installments and the remaining six months, if applicable, paid in a lump sum following the 18-month anniversary of termination of employment if COBRA coverage were maintained for the full 18 months and (iii) the accelerated vesting of certain equity-based awards in connection with a termination of employment without cause or for good reason (a “qualifying termination”) as further detailed below.

The treatment of equity awards granted after March 1, 2019 (“Equity Awards”) are governed by the Change in Control Agreements as follows:

•For Equity Awards that are subject only to service conditions, awards will vest upon a change in control only in the event the surviving entity does not assume or continue the awards or provide substitute awards of similar value. If such awards are assumed or substituted and a qualifying termination of employment subsequently occurs within two years of the change in control event, any unvested portion of such awards will immediately vest.

•For Equity Awards that are subject to achievement of performance criteria, if the change in control event is also a “change in the ownership of a corporation” or a “change in the ownership of a substantial portion of a corporation's assets” (as set forth in Treas.Reg. 1.409A-3(i)(5)), then any such award (i) will, to the extent not otherwise subject to substantial risk of forfeiture, immediately vest on a pro-rated basis based on the greater of (a) the target number of shares underlying the award or (b) the number of shares determined based on actual performance between the beginning of the performance period and the event date) or (ii) if such award is otherwise subject to a substantial risk of forfeiture, it may be replaced with a substitute award of restricted stock of the successor entity of equal value to the target number of performance shares (or, if greater, the number of shares determined based on actual performance between the beginning of the performance period and change in control date) with vesting to occur on the second anniversary of the change in control if the change in control occurs within the first 12 months of the applicable performance period or on the first anniversary of the change in control date if the change in control occurs after the first 12 months of the applicable performance period, or, if earlier, immediate vesting upon a qualifying termination of employment.

The treatment of equity awards granted prior to March 2, 2019 are governed by terms of the underlying award and generally provide (i) in the case of awards that are subject only to service conditions, accelerated vesting upon a change in control and (ii) in the case of awards that are subject to achievement of performance criteria, if the change in control occurs following the completion of a performance period, accelerated vesting based on actual performance results, otherwise, accelerated vesting of the target number of shares underlying a performance period (or if greater, the number of shares determined based on actual performance). Effective with the Equity Awards, there is double trigger vesting on unvested equity upon a change in control.

A “change in control” for purposes of the Change in Control Agreements means any of the following: (i) acquisition of 50% or more of the voting power of the Company’s then outstanding securities; (ii) consummation of a consolidation or merger of the Company that results in stockholders owning less than 50% voting shares of the consolidated or merge entity (or its ultimate parent corporation, if any), (iii) stockholders of the Company approve a complete liquidation or dissolution of the Company or there is consummation of a sale or similar transaction of substantially all of the assets of the Company; or (iv) failure of incumbent directors for any reason to constitute at least a majority of the Board. In each case above, such event must also constitute a change in ownership or effective control of the Company, or a change in the ownership of a substantial portion of the assets of the Company, within the meaning of Section 409A(a)(2)(A)(v) of the Internal Revenue Code and U.S. Treasury Regulation Section 1.409A-3(i)(5).

As noted above, the NEO’s would not be entitled to benefits under the Severance Agreements in connection with any termination from the Company with respect to which benefits under the Change in Control Agreements would be payable. Each of the NEOs listed above also has agreed to comply with non-competition and non-solicitation provisions lasting for the term of employment and one year following termination as consideration for the change in control benefits.

Illustration of Potential Payments upon Termination of Employment

The following tables list the estimated amounts that Messrs. Buckhout, Khandelwal, Najjar and Sharma and Ms. Wenzell would have become entitled to in the event of a termination from the Company or change in control of the Company had such termination or change in control occurred on December 31, 2021. Assumptions used in preparing these estimates are set forth in the footnotes to each table. These tables do not include amounts that are otherwise earned and vested prior to a termination of employment or a change in control, such as vested stock options or nonqualified deferred compensation, amounts payable under disability or life insurance coverages.

Scott Buckhout
Severance and Other Benefits
	Involuntary Without Cause or Voluntary Resignation With Good Reason Within Two Years Following Change in Control		Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time		Involuntary For Cause or Voluntary Resignation Without Good Reason		Change in Control Without a Termination of Employment (“Single Trigger”)		Death or Disability	(13)
	12/31/2021		12/31/2021		12/31/2021		12/31/2021		12/31/2021
Cash Severance	$3,402,000	(1)	$1,701,000	(7)	—		—		—
Pro-Rated Bonus	—	(2)	—		—		—		—
Health Benefits	$65,635	(3)	$21,975	(8)	—		—		—
Gain on accelerated stock options	—	(4)	—		—		—		—	(4)
Value of accelerated restricted stock units	$6,180,216	(5)	$960,589	(9)	—	(10)	—	(11)	$6,146,398	(12)
Total Value:	$9,647,851	(6)	$2,683,564		$—		$—		$6,146,398

(1)	This amount reflects payment to Mr. Buckhout that would equal two times his (i) then-current base salary and (ii) then-effective target short-term incentive compensation.
(2)	Payment would equal Mr. Buckhout’s then-effective target short-term incentive compensation, to the extent that performance goals were met, prorated based on the date of resignation or termination (no amount is illustrated in this example since the bonus had been earned as of December 31, 2021 as reflected in the Summary Compensation Table in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns).
(3)	This amount reflects payments to Mr. Buckhout that would equal the cost of continued health insurance for a period of two years for Mr. Buckhout and any covered spouse and dependents. 75% of this amount would be paid in equal monthly installments over the 18-month period following the date of termination with each installment payment conditioned on qualification for coverage under COBRA and the remaining 25% would be paid in a lump sum following the 18-month anniversary of employment termination if healthcare coverage is still in effect under COBRA.
(4)	Mr. Buckhout would be entitled to the immediate vesting of all unvested stock options. The incremental value is reflected as zero since these stock options were underwater based on the closing stock price of $27.18 on December 31, 2021.
(5)	This amount reflects the incremental value to which Mr. Buckhout would be entitled due to the immediate vesting of all unvested RSUs including MSPP RSUs and the target number of PSUs assuming target performance results (including PSUs that had not met the performance threshold to vest as of December 31, 2021 but that remain eligible for future vesting) using the closing stock price of $27.18 on December 31, 2021.
(6)	These amounts do not reflect a 20% excise tax under Section 4999 of the Internal Revenue Code that may apply depending upon the facts and circumstances in the event of a change in control. This estimate also does not reflect that payments are subject to being reduced in certain circumstances to avoid this tax.
(7)	This amount reflects payment to Mr. Buckhout that would equal his (i) then-current base salary and (ii) his then-effective target short-term incentive compensation.
(8)	This amount reflects payments that would be made on Mr. Buckhout’s behalf for the continuation of health insurance coverage for a period of 12 months for Mr. Buckhout and any covered spouse and dependents based on the same cost sharing percentage in effect for the health insurance plans prior to termination of employment. This amount would be divided into monthly installments with each installment payment conditioned on qualification for coverage under COBRA.
(9)	This amount reflects the incremental value to which Mr. Buckhout would be entitled due to pro-rata vesting of the MSPP RSUs (based on number of full years that he was employed by the Company after the grant date divided by three) using the closing stock price of $27.18 on December 31, 2021, and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate.
(10)	An executive who voluntarily resigns prior to attaining 55 years of age and completing at least five years of service is entitled to receive a return of short-term incentive cash bonuses used to purchase MSPP RSUs plus interest at the one- year U.S. Treasury bill rate. See footnote (5) to the Outstanding Equity Awards table for the amounts that would be returned to Mr. Buckhout due to a voluntary resignation on December 31, 2021. In the event of any involuntary termination, regardless of the reason for it, the executive vests in a pro-rata amount of the MSPP RSUs (based on number of full years that the executive was employed by the Company after the grant date divided by three), and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate. The value of the shares and cash that would be returned to Mr. Buckhout upon an involuntary termination on December 31, 2021 would be 960,589. This amount is reflected in the amount disclosed under “Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time” above.
(11)	As of December 31, 2021, none of Mr. Buckhout's unvested awards were subject to single trigger vesting.
(12)	This amount reflects the incremental value to which Mr. Buckhout would be entitled due to (a) pro-rata vesting of the MSPP RSUs (based on number of full years that the executive was employed by the Company after the grant date divided by three) and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate, (b) the immediate vesting of all other unvested RSUs, and (c) immediate vesting of all unvested PSUs assuming target performance results (including PSUs that had not met the performance threshold to vest as of December 31, 2021 but that remain eligible for future vesting), in each case using the closing stock price of $27.18 on December 31, 2021.
(13)	“Disability” for this purpose means qualifying for receipt of long-term disability benefits under the Company’s long-term disability plan as in effect from time to time.
In connection with Mr. Buckhout's termination of employment on January 19, 2022, the figures in this table are superseded by the amount of severance and stock acceleration he actually received as further described herein, and in Exhibit 10.38 to this Annual Report on Form 10-K.

Abhishek Khandelwal
Severance and Other Benefits

	Involuntary Without Cause or Voluntary Resignation With Good Reason Within Two Years Following Change in Control		Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time		Involuntary For Cause or Voluntary Resignation Without Good Reason	Change in Control Without a Termination of Employment (“Single Trigger”)	Death or Disability	(8)
	12/31/2021		12/31/2021		12/31/2021	12/31/2021	12/31/2021
Cash Severance	$1,496,000	(1)	$440,000	(6)	—	—	—
Pro-Rated Bonus	$96,170	(2)	$96,170	(2)	—	—	—
Health Benefits	$58,913	(3)	$22,390	(7)	—	—	—
Gain on accelerated stock options	—		—		—	—	—
Value of accelerated restricted stock units	$1,135,798	(4)	—		—	—	$1,135,798	(4)
Total Value:	$2,786,881	(5)	$558,560		—	$—	$1,135,798

(1)	This amount reflects payment to Mr. Khandelwal that would equal two times his (i) then-current base salary and (ii) then-effective target short-term incentive compensation.
(2)	This amount reflects payment to Mr. Khandelwal that would equal Mr. Khandelwal’s then-effective target short-term incentive compensation, to the extent that performance goals were met, prorated based on the date of resignation or termination.
(3)	This amount reflects payments to Mr. Khandelwal that would equal the cost of continued health insurance for a period of two years for Mr. Khandelwal and any covered spouse and dependents. 75% of this amount would be paid in equal monthly installments over the 18-month period following the date of termination with each installment payment conditioned on qualification for coverage under COBRA and the remaining 25% would be paid in a lump sum following the 18-month anniversary of employment termination if healthcare coverage is still in effect under COBRA.
(4)	This amount reflects the incremental value to which Mr. Khandelwal would be entitled due to the immediate vesting of all unvested RSUs using the closing stock price of $27.18 on December 31, 2021.
(5)	These amounts do not reflect a 20% excise tax under Section 4999 of the Internal Revenue Code that may apply depending upon the facts and circumstances in the event of a change in control. This estimate also does not reflect that payments are subject to being reduced in certain circumstances to avoid this tax.
(6)	This amount reflects payment to Mr. Khandelwal that would equal his then-current base salary.
(7)	This amount reflects payments to Mr. Khandelwal that would equal the cost of continued health insurance for a period of one year for Mr. Khandelwal and any covered spouse and dependents based on the same cost sharing percentage in effect for the health insurance plans prior to termination of employment. This amount would be divided into monthly installments with each installment payment conditioned on qualification for coverage under COBRA.
(8)	“Disability” for this purpose means qualifying for receipt of long-term disability benefits under the Company’s long-term disability plan as in effect from time to time.
In connection with Mr. Khandelwal's actual termination of employment on December 31, 2021, he received no severance, bonus, stock acceleration, or other acceleration of payments of any kind.

Tony Najjar
Severance and Other Benefits

	Involuntary Without Cause or Voluntary Resignation With Good Reason Within Two Years Following Change in Control		Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time		Involuntary For Cause or Voluntary Resignation Without Good Reason		Change in Control Without a Termination of Employment (“Single Trigger”)		Retirement		Death or Disability	(14)
	12/31/2021		12/31/2021		12/31/2021		12/31/2021		12/31/2021		12/31/2021
Cash Severance	$1,268,800	(1)	$396,500	(7)	—		—		—		—
Pro-Rated Bonus	—	(2)	—	(2)	—		—		—		—
Health Benefits	$66,440	(3)	$21,975	(8)	—		—		—		—
Gain on accelerated stock options	—	(4)	—		—		—		—		—	(4)
Value of accelerated restricted stock units	$891,368	(5)	$196,475	(9)	—	(10)	—	(11)	$304,651	(12)	$883,450	(13)
Total Value:	$2,226,608	(6)	$614,950		—		$—		$304,651		$883,450

(1)	This amount reflects payment to Mr. Najjar that would equal two times his (i) then-current base salary and (ii)\then-effective target short-term incentive compensation.
(2)	Payment would equal Mr. Najjar’s then-effective target short-term incentive compensation, to the extent that performance goals were met, prorated based on the date of resignation or termination (no amount is illustrated in this example since the bonus had been earned as of December 31, 2021 as reflected in the Summary Compensation Table in the “Bonus and Non-Equity Incentive Plan Compensation” columns).
(3)	This amount reflects payments to Mr. Najjar that would equal the cost of continued health insurance for a period of two years for Mr. Najjar and any covered spouse and dependents. 75% of this amount would be paid in equal monthly installments over the 18-month period following the date of termination with each installment payment conditioned on qualification for coverage under COBRA and the remaining 25% would be paid in a lump sum following the 18-month anniversary of employment termination if healthcare coverage is still in effect under COBRA.
(4)	Mr. Najjar would be entitled to the immediate vesting of all unvested stock options. The incremental value is reflected as zero since these stock options were underwater based on the closing stock price of $27.18 on December 31, 2021.
(5)	This amount reflects the incremental value to which Mr. Najjar would be entitled due to the immediate vesting of all unvested RSUs including MSPP RSUs and the target number of PSUs assuming target performance results (including PSUs that had not met the performance threshold to vest as of December 31, 2021 but that remain eligible for future vesting) using the closing stock price of $27.18 on December 31, 2021.
(6)	These amounts do not reflect a 20% excise tax under Section 4999 of the Internal Revenue Code that may apply depending upon the facts and circumstances in the event of a change in control. This estimate also does not reflect that payments are subject to being reduced in certain circumstances to avoid this tax.
(7)	This amount reflects payment to Mr. Najjar that would equal his then-current base salary
(8)	This amount reflects payments to Mr. Najjar that would equal the cost of continued health insurance for a period of one- year for Mr. Najjar and any covered spouse and dependents based on the same cost sharing percentage in effect for the health insurance plans prior to termination of employment. This amount would be divided into monthly installments with each installment payment conditioned on qualification for coverage under COBRA.
(9)	This amount reflects the incremental value to which Mr. Najjar would be entitled due to pro-rata vesting of the MSPP RSUs (based on number of full years that he was employed by the Company after the grant date divided by three) using the closing stock price of $27.18 on December 31, 2021, and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate.
(10)	An executive who voluntarily resigns prior to attaining 55 years of age and completing at least five years of service is entitled to receive a return of short-term incentive cash bonuses used to purchase MSPP RSUs plus interest at the one-year U.S. Treasury bill rate. See footnote (5) to the Outstanding Equity Awards table for the amounts that would be returned to Mr. Najjar due to a voluntary resignation on December 31, 2021. In the event of any involuntary termination, regardless of the reason for it, the executive vests in a pro-rata amount of the MSPP RSUs (based on number of full years that the executive was employed by the Company after the grant date divided by three), and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate. The value of the shares and cash that would be returned to Mr. Najjar upon an involuntary termination on December 31, 2021 would be $196,475. This amount is reflected in the amount disclosed under “Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time” above.
(11)	As of December 31, 2021, none of Mr. Najjar's unvested awards were subject to single trigger vesting.
(12)	This amount reflects the incremental value to which Mr. Najjar would be entitled due to (a) pro-rata vesting of the MSPP RSUs (based on number of full years that the executive was employed by the Company after the grant date divided by three) and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate, (b) pro-rata vesting of all other unvested RSUs (based on number of days that the executive was employed by the Company during the vesting period), and (c) pro-rata vesting of all unvested PSUs including PSUs that had not met the performance threshold to vest as of December 31, 2021 but that remain eligible for future vesting (determined for each tranche based on number of months that the executive was employed by the Company after the grant date divided by the number of months in each such tranche) based on actual performance results and paid following the conclusion of each tranche. This amount assumes future tranches perform at the same level as inception to date performance as of December 31, 2021 and is valued using the closing stock price of $27.18 on December 31, 2021.
(13)	This amount reflects the incremental value to which Mr. Najjar would be entitled due to (a) pro-rata vesting of the MSPP RSUs (based on number of full years that the executive was employed by the Company after the grant date divided by three) and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate, (b) the immediate vesting of all other unvested RSUs, and (c) immediate vesting of all unvested PSUs assuming target performance results (including PSUs that had not met the performance threshold to vest as of December 31, 2021 but that remain eligible for future vesting), in each case using the closing stock price of $27.18 on December 31, 2021.
(14)	“Disability” for this purpose means qualifying for receipt of long-term disability benefits under the Company’s long-term disability plan as in effect from time to time.

Arjun Sharma
Severance and Other Benefits

	Involuntary Without Cause or Voluntary Resignation With Good Reason Within Two Years Following Change in Control		Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time		Involuntary For Cause or Voluntary Resignation Without Good Reason		Change in Control Without a Termination of Employment (“Single Trigger”)		Death or Disability	(13)
	12/31/2021		12/31/2021		12/31/2021		12/31/2021		12/31/2021
Cash Severance	$1,187,200	(1)	$371,000	(7)	—		—		—
Pro-Rated Bonus	—	(2)	—	(2)	—		—		—
Health Benefits	$48,824	(3)	$21,859	(8)	—		—		—
Gain on accelerated stock options	—	(4)	—		—		—		—	(4)
Value of accelerated restricted stock units	$1,089,592	(5)	$333,148	(9)	—	(10)	—	(11)	$1,077,989	(12)
Total Value:	$2,325,616	(6)	$726,007		—		$—		$1,077,989

(1)	This amount reflects payment to Mr. Sharma that would equal two times his (i) then-current base salary and (ii) then-effective target short-term incentive compensation.
(2)	Payment would equal Mr. Sharma’s then-effective target short-term incentive compensation, to the extent that performance goals were met, prorated based on the date of resignation or termination (no amount is illustrated in this example since the bonus had been earned as of December 31, 2021 as reflected in the Summary Compensation Table in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns).
(3)	This amount reflects payments to Mr. Sharma that would equal the cost of continued health insurance for a period of two years for Mr. Sharma and any covered spouse and dependents. 75% of this amount would be paid in equal monthly installments over the 18-month period following the date of termination with each installment payment conditioned on qualification for coverage under COBRA and the remaining 25% would be paid in a lump sum following the 18-month anniversary of employment termination if healthcare coverage is still in effect under COBRA.
(4)	Mr. Sharma would be entitled to the immediate vesting of all unvested stock options. The incremental value is reflected as zero since these stock options were underwater based on the closing stock price of $27.18 on December 31, 2021.
(5)	This amount reflects the incremental value to which Mr. Sharma would be entitled due to the immediate vesting of all unvested RSUs including MSPP RSUs and the target number of PSUs assuming target performance results (including PSUs that had not met the performance threshold to vest as of December 31, 2021 but that remain eligible for future vesting) using the closing stock price of $27.18 on December 31, 2021.
(6)	These amounts do not reflect a 20% excise tax under Section 4999 of the Internal Revenue Code that may apply depending upon the facts and circumstances in the event of a change of control. This estimate also does not reflect that payments are subject to being reduced in certain circumstances to avoid this tax.
(7)	This amount reflects payment to Mr. Sharma that would equal his then-current base salary
(8)	This amount reflects payments to Mr. Sharma that would equal the cost of continued health insurance for a period of one year for Mr. Sharma and any covered spouse and dependents based on the same cost sharing percentage in effect for the health insurance plans prior to termination of employment. This amount would be divided into monthly installments with each installment payment conditioned on qualification for coverage under COBRA.
(9)	This amount reflects the incremental value to which Mr. Sharma would be entitled due to pro-rata vesting of the MSPP RSUs (based on number of full years that he was employed by the Company after the grant date divided by three) using the closing stock price of $27.18 on December 31, 2021, and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate.
(10)	(10) An executive who voluntarily resigns prior to attaining 55 years of age and completing at least five years of service is entitled to receive a return of short-term incentive cash bonuses used to purchase MSPP RSUs plus interest at the one-year U.S. Treasury bill rate. See footnote (5) to the Outstanding Equity Awards table for the amounts that would be returned to Mr. Sharma due to a voluntary resignation on December 31, 2021. In the event of any involuntary termination, regardless of the reason for it, the executive vests in a pro-rata amount of the MSPP RSUs (based on number of full years that the executive was employed by the Company after the grant date divided by three), and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate. The value of the shares and cash that would be returned to Mr. Sharma upon an involuntary termination on December 31, 2021 would be $333,148. This amount is reflected in the amount disclosed under “Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time” above.
(11)	As of December 31, 2021, none of Mr. Sharma's unvested awards were subject to single trigger vesting.
(12)	This amount reflects the incremental value to which Mr. Sharma would be entitled due to (a) pro-rata vesting of the MSPP RSUs (based on number of full years that the executive was employed by the Company after the grant date divided by three) and the remaining unvested MSPP RSUs would be cancelled for a return of the corresponding bonus plus interest at the one-year U.S. Treasury bill rate, (b) the immediate vesting of all other unvested RSUs, and (c) immediate vesting of all unvested PSUs assuming target performance results (including PSUs that had not met the performance threshold to vest as of December 31, 2021 but that remain eligible for future vesting), in each case using the closing stock price of $27.18 on December 31, 2021.
(13)	“Disability” for this purpose means qualifying for receipt of long-term disability benefits under the Company’s long-term disability plan as in effect from time to time.

Jessica Wenzell
Severance and Other Benefits

	Involuntary Without Cause or Voluntary Resignation With Good Reason Within Two Years Following Change in Control		Involuntary Other Than For Cause or Voluntary Resignation With Good Reason at Any Other Time		Involuntary For Cause or Voluntary Resignation Without Good Reason	Change in Control Without a Termination of Employment (“Single Trigger”)	Death or Disability	(9)
	12/31/2021		12/31/2021		12/31/2021	12/31/2021	12/31/2021
Cash Severance	$1,248,000	(1)	$390,000	(7)	—	—	—
Pro-Rated Bonus	—	(2)	—	(2)	—	—	—
Health Benefits	$58,913	(3)	$22,390	(8)	—	—	—
Accelerated retention award payments	$4,775	(4)	$4,775		—	—	—
Gain on accelerated stock options	—		—		—	—	—
Value of accelerated restricted stock units	$214,423	(5)	—		—	—	$214,423	(5)
Total Value:	$1,526,111	(6)	$417,165		—	$—	$214,423

(1)	This amount reflects payment to Ms. Wenzell that would equal two times her (i) then-current base salary and (ii) then-effective target short-term incentive compensation.
(2)	Payment would equal Ms. Wenzell’s then-effective target short-term incentive compensation, to the extent that performance goals were met, prorated based on the date of resignation or termination (no amount is illustrated in this example since the bonus had been earned as of December 31, 2021, as reflected in the Summary Compensation Table in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns).
(3)	This amount reflects payments to Ms. Wenzell that would equal the cost of continued health insurance for a period of two years for Ms. Wenzell and any covered spouse and dependents. 75% of this amount would be paid in equal monthly installments over the 18-month period following the date of termination with each installment payment conditioned on qualification for coverage under COBRA and the remaining 25% would be paid in a lump sum following the 18-month anniversary of employment termination if healthcare coverage is still in effect under COBRA.
(4)	This amount reflects the pro-rated retention payment to which Ms. Wenzell would be entitled if the Company gave notice of its intent to terminate her employment other than for cause on December 31, 2021.
(5)	This amount reflects the incremental value to which Ms. Wenzell would be entitled due to the immediate vesting of all unvested RSUs using the closing stock price of $27.18 on December 31, 2021.
(6)	These amounts do not reflect a 20% excise tax under Section 4999 of the Internal Revenue Code that may apply depending upon the facts and circumstances in the event of a change in control. This estimate also does not reflect that payments are subject to being reduced in certain circumstances to avoid this tax.
(7)	This amount reflects payment to Ms. Wenzell that would equal her then-current base salary.
(8)	This amount reflects payments to Ms. Wenzell that would equal the cost of continued health insurance for a period of one year for Ms. Wenzell and any covered spouse and dependents based on the same cost sharing percentage in effect for the health insurance plans prior to termination of employment. This amount would be divided into monthly installments with each installment payment conditioned on qualification for coverage under COBRA.
(9)	“Disability” for this purpose means qualifying for receipt of long-term disability benefits under the Company’s long-term disability plan as in effect from time to time.

Sumit Mehrotra
Severance and Other Benefits
With regard to Mr. Mehrotra's payments in connection with his termination of employment on July 5, 2021, the only payments made to him were: (1) his pro-rata 2021 short-term incentive payment of $0 as reflected in the Summary Compensation Table above, (2) payment in the amount of $48,671 for earned but unused vacation, and (3) in connection with his participation in the MSPP and pursuant to its terms, payment in the amount of $232,859, representing the return of prior year short-term incentive cash bonuses used to purchase MSPP RSUs plus interest at the applicable one-year U.S. Treasury bill rate.

CEO PAY RATIO

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees (excluding our CEO), the annual total compensation of our principal executive officer, Mr. Buckhout, and the ratio of these two amounts.

There have been no changes in our employee population or employee compensation arrangements in our last completed fiscal year that we believe would significantly impact our pay ratio disclosure. Accordingly, we are using the same median employee as we used for purposes of our Fiscal Year 2020 pay ratio disclosure. We used December 31, 2020 as the date for identifying our median employee as it corresponded to the end of our fiscal year. As of December 31, 2020, we employed 3,263 employees globally. We included all of our full-time employees (but not the CEO), part-time employees and consultants (other than those whose pay was determined by a third party) in our analysis, and we identified our median employee by ranking total compensation based on employees' base pay on December 31, 2020. We use base pay as a reasonable alternative measure for annual total compensation since our incentive and equity plans do not have broad participation across our employee population. Adjustments were made to annualize the compensation for full-time and part-time employees who were not employed for all of 2020. We did not apply any cost-of-living adjustments as part of the calculation. Using this methodology, our median employee was determined to be a full-time employee.

The 2021 annual compensation of our median employee was $65,251, calculated in accordance with the rules applicable to the Summary Compensation Table found on page 64 of this Annual Report on Form 10-K. For 2021, the annual compensation of Mr. Buckhout was $4,229,501 as disclosed in the Summary Compensation Table. Our estimate of the ratio of Mr. Buckhout’s annual total compensation to the median of the annual total compensation of all other employees is 65-to-1.

The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee's annual total compensation allow companies to adopt a variety of methodologies to apply certain exclusions and make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Given the different methodologies that various public companies will use to determine their estimates of pay ratio, including different methodologies, exclusions, estimates and assumptions allowed under SEC rules, and different employment and compensation practices among companies, the ratio reported above should not be used as a basis for comparison between CIRCOR and other companies.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for Fiscal Year 2021 with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Submitted by the Compensation Committee of the Board
John (Andy) O'Donnell
Tina M. Donikowski
Bruce M. Lisman

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	954,400	(1)	$24.57	(3)	1,274,109
Equity compensation plans not approved by security holders	150,000	(2)	$10.35	(3)	N/A
Total	1,104,400		$23.61		1,274,109
(1)Reflects 2,799 stock options granted under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan, 443,954 stock options and 50,372 restricted stock units granted under the Company's 2014 Stock Option and Incentive Plan, and 457,275 restricted stock units granted under the Company's 2019 Stock Option and Incentive Plan.
(2)Reflects 150,000 stock options issued as an inducement equity award to our former President and CEO on April 9, 2013. This award was granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. This award was forfeited on April 19, 2022, ninety days from Mr. Buckhout's termination of employment.
(3)The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

Principal Stockholders

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2022, by:
•all persons known by us to beneficially own more than 5% of our common stock;
•each of our current directors;
•our NEOs included in the Summary Compensation Table appearing in this Proxy Statement; and
•all current directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 31, 2022, through the exercise of any stock option, RSU or other right. The inclusion in this Proxy Statement of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. As of July 8, 2022, a total of 20,351,853 shares of our common stock were outstanding.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except, to the extent authority is shared by spouses under applicable law.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number(2)	Percent(2)
BlackRock, Inc.(3)	3,098,901	15.2
T. Rowe Price Associates, Inc.(4)	2,836,119	13.9
The Vanguard Group(5)	2,226,958	10.9
Gabelli Entities(6)	1,592,907	7.8
Royce & Associates, LP(7)	1,229,540	6.0
Segall Bryant & Hamill, LLCs(8)	1,305,744	6.4

Scott Buckhout(9)	86,305	*
Samuel R. Chapin	10,994	*
Tina Donikowski	15,396	*
Arthur L George, Jr.(10)	—	*
Abhishek Khandelwal(11)	10,489	*
Bruce Lisman	8,797	*

Helmuth Ludwig	27,120	*
Sumit Mehrotra(12)	19,832	*
Tony Najjar	31,493	*
John (Andy) O'Donnell	35,368	*
Arjun Sharma	65,013	*
Jill D. Smith	7,871	*
Jessica W. Wenzell	1,138	*

All current executive officers and directors as a group (ten)(13)	203,190	1.0
* Less than 1%.

(1)
The address of each stockholder in the table is c/o CIRCOR International, Inc., 30 Corporate Drive, Suite 200, Burlington, MA 01803, except that the address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055; the address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202; the address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355; the address of the Gabelli Entities (as defined in Footnote 6) is One Corporate Center, Rye, NY 10580; the address of Royce & Associates is 745 Fifth Avenue, New York, NY 10151.

(2)
The number of shares of Common Stock outstanding used in calculating the percentage for each listed person and the directors and executive officers as a group includes the number of shares of Common Stock underlying stock options held by such person or group that are exercisable, and RSUs that vest within 60 days after March 31, 2022, but excludes shares of Common Stock underlying stock options or RSUs held by any other person. Amounts in the table include: 10,107 options for Mr. Najjar and 22,389 options for Mr. Sharma.

(3)
The information is based on a Schedule 13F-HR filed with the SEC on May 12, 2022 on behalf of BlackRock, Inc. (“BlackRock”). According to the filing, BlackRock has sole investment discretion over 3,098,901 shares and sole voting authority over 3,082,020 shares. The firm does not have the authority to vote 14,787 of the reported shares.

(4)
This information is based on a Schedule 13F-HR filed with the SEC on May 16, 2022, on behalf of T. Rowe Price Associates, Inc. (“Price Associates”) and a Form NPORT-P filed with the SEC on May 27, 2022, on behalf of T. Rowe Price Small-Cap Value Fund, Inc. (“T. Rowe Small Cap”). According to the filings, Price Associates has sole investment discretion over 2,836,119 shares and sole voting authority over 962,696 shares. T. Rowe Small Cap has sole voting authority over 1,850,266 shares. Price Associates does not serve as custodian of the assets of any of its clients; in each instance, only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as an investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Not more than 5% of the class of such securities is owned by any one client subject to the investment advice of Price Associates. With respect to securities owned by any one of the registered investment companies sponsored by Price Associates which it also serves as investment adviser (the “T. Rowe Price Funds”), only the custodian for each of such T. Rowe Price Funds has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the shareholders of each such T. Rowe Price Fund participate proportionately in any dividends and distributions so paid.

(5)
The information is based on a Schedule 13F-HR/a filed with the SEC on May 13, 2022 on behalf of The Vanguard Group. According to the filing, The Vanguard Group has sole investment discretion over 2,226,958 shares, and shared voting authority over 31,571 shares. The firm does not have the authority to vote 2,195,387 of the reported shares.

(6)
The information is based on an amended Schedule 13D filed with the SEC on July 11, 2022, on behalf of Mario J. Gabelli and various entities which Mr. Gabelli directly or indirectly controls or for which he acts as chief investment officer including, but not limited to, Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli & Company Investment Advisors, Inc., Teton Advisors, Inc., GGCP, Inc., GAMCO Investors, Inc., and Associated Capital Group, Inc. (collectively, the “Gabelli Entities”). According to the amended Schedule 13D, the Gabelli Entities engage in various aspects of the securities business, primarily as investment advisors to institutional and individual clients, including registered investment companies and pension plans, and as general partners (or the equivalent of) in private investment partnerships or private funds and as a registered broker-dealer. Certain of the Gabelli Entities may also make investments for their own accounts. According to the amended Schedule 13D, Gabelli Funds, LLC, GAMCO Asset Management Inc. and Teton Advisors, Inc. beneficially owned 520,869, 1,139,684 and 72,266 shares, respectively. Gabelli & Company Investment Advisers, Inc. and the Gabelli Foundation, Inc. beneficially owned 39,453 and 22,000 shares, respectively. Mr. Gabelli, GAMCO Investors, Inc., GGCP, Inc. and Associated Capital Group, Inc. are deemed to beneficially own the shares owned beneficially by each of the Gabelli Entities. Subject to certain limitations, each of the Gabelli Entities has sole dispositive and voting power, either for its own benefit or for the benefit of its investment clients or partners, as the case may be, in the shares beneficially owned by such entity, except that (i) GAMCO Asset Management Inc. does not have the authority to vote 22,400 of the reported shares, (ii) Gabelli Funds, LLC has sole dispositive and voting power with respect to the shares of the Company held by the various funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the proxy voting committee of each such fund shall respectively vote that fund's shares, (iii) at any time, the proxy voting committee of each such fund may exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mr. Gabelli, Associated Capital Group, Inc., GAMCO Investors, Inc., and GGCP, Inc. is indirect with respect to shares beneficially owned directly by other Gabelli Entities

(7)
The information is based on the Schedule 13F-HR filed with the SEC on May 5, 2022 on behalf of Royce & Associates LP ("Royce Associates"). According to the filing, Royce Associates has sole investment discretion and and sole voting authority over 1,229,540 shares.

(8)
The information is based on a Form 13F-HR filed with the SEC on May 13, 2022 on behalf of Segall Bryant & Hamill, LLC. According to the filing, Segall Bryant & Hamill has sole voting authority over 1,069,459 shares. The firm does not have the authority to vote 236,285 of the reported shares.

(9)	Mr. Buckhout terminated his employment with the Company on January 19, 2022 and information provided is as of that date.
(10)	Arthur L. George, Jr. joined the Board of Directors on January 26, 2022 and resigned on July 22, 2022, due to health reasons.
(11)	Mr. Khandelwal terminated his employment with the Company on December 31, 2021, and information provided is as of that date.
(12)	Mr. Mehrotra terminated his employment with the Company on July 5, 2021, and information provided is as of that date.
(13)	Includes 33,984 shares of Common Stock issuable upon the exercise of outstanding stock options that will be exercisable within 60 days after March 31, 2022.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board, upon consideration of all relevant facts and circumstances and upon recommendation of the Nominating and Corporate Governance Committee, has affirmatively determined that each of Mr. Chapin, Ms. Donikowski, Mr. George, Mr. Lisman, Mr. Ludwig, Mr. O’Donnell and Ms. Smith is independent of the Company. The Board also previously determined that David Dietz and Peter Wilver, each a former director who served during part of Fiscal Year 2021, were independent of the Company prior to their respective retirements from the Board in Fiscal Year 2021. In evaluating the independence of each director, the Board applied the standards and guidelines set forth in the applicable Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) regulations in determining that each director has no material relationship with the Company, directly or as a partner, stockholder or affiliate of an organization that has a relationship with the Company. The bases for the Board’s determination include, but are not limited to, the following:

•No director is an employee of the Company, or its subsidiaries or affiliates.
•No director has an immediate family member who is an officer of the Company or its subsidiaries or has any other current or past material relationship with the Company.
•No director receives, or in the past three years, has received, any compensation from the Company other than compensation for services as a director.
•No director has a family member who has received any compensation during the past three years from the Company.
•No director, during the past three years, has been affiliated with, or had an immediate family member who has been affiliated with, a present or former internal or external auditor of the Company.
•No executive officer of the Company serves on the compensation committee or the board of directors of any corporation that employs a director or a member of any director’s immediate family.
•No director is an officer or employee (or has an immediate family member who is an officer or employee) of an organization that sells products and services to, or receives products and services from, the Company in excess of the greater of $1 million or 2% of such organization’s consolidated gross revenues in any fiscal year.

Related Party Transactions

The Company’s Board of Directors has adopted a Related Party Transactions Policy that requires that any proposed transaction involving the Company or a subsidiary of the Company in which a director or executive officer has direct economic or beneficial interest shall be reviewed and approved by the Audit Committee of the Board.

Since the beginning of Fiscal Year 2021, the Company was not a party to any transaction in which the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% stockholder (or their immediate family members) had a material direct or indirect interest, and no such person was indebted to the Company.

Item 14.        Principal Accounting Fees and Services

The following table summarizes the fees we incurred for professional services provided by EY for fiscal year 2021 and 2020, for audit, audit-related, tax and other services:

Auditor Fees ($ in Thousands)

Fiscal Year	2021	2020
Audit Fees (1)	$6,200	$4,800
Audit Related Fees (2)
Tax Fees (3)	29	9
All Other Fees (4)	8	8
Total	$6,237	$4,817

(1) For the professional services rendered for the audit of the Company’s annual financial statements, for review of the financial statements included in the Company’s quarterly reports on Form 10-Q, for conducting of the independent auditor’s obligations relative to attestation of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and performing local statutory audits. This amount also includes incremental professional services rendered for the restatement of the Company's financial statements as described within.
(2) Represents fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees.”
(3) The tax services performed in 2021 consisted of tax compliance services.
(4) All other fees consisted of fees for an accounting research tool.

Audit Committee Pre-Approval

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval generally is provided for up to one year and any pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when expediting of services is necessary. The independent auditors and management report annually to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed. All of the audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in the first half of Fiscal Year 2020 and related fees were approved in accordance with the Audit Committee’s policy. All of the audit, audit-related, tax and other services provided by Ernst & Young LLP in the second half of Fiscal Year 2020 Fiscal Year 2021 and related fees were approved in accordance with the Audit Committee’s policy.

Part IV

Item 15.        Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Report of Ernst & Young LLP (PCAOB ID: 42) dated July 26, 2022 on the Company's financial statements filed as a part hereof for the fiscal year ended December 31, 2021 and 2020 and on the Company's internal control over financial reporting as of December 31, 2021 is included in this Annual Report on Form 10-K. The independent registered public accounting firm's consent with respect to this report appears in Exhibit 23.1 of this Annual Report on Form 10-K.

Report of PricewaterhouseCoopers LLP (PCAOB ID: 238) dated March 30, 2020, except for the change in reportable segments discussed in Note 19 to the consolidated financial statements, as to which the date is March 15, 2021, and except for the effects of the restatement discussed in Note 2, as to which date is July 26, 2022 on the Company’s financial statements filed as a part hereof for the fiscal year ended December 31, 2019 is included in this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23.2 of this Annual Report on Form 10-K.

(a)(2) Exhibits

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

2.7	Securities Purchase Agreement, dated as of June 5, 2020, by and between CIRCOR Energy Products, LLC and Rheinsee 765. V V GmbH (Renamed into “MS Valves GmbH”), incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 23, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020
3.2	Third Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2021
4.1**	Description of Securities Registered under Section 12 of the Exchange Act
10.1	Credit Agreement, dated as of December 11, 2017, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and collateral agent, SunTrust Bank, as revolver administrative agent, swing line lender and a letter of credit issuer, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc., as joint-lead arrangers and joint-bookrunners, and Citizens Bank, N.A. and HSBC Securities (USA) Inc. as co-managers incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K, filed with the SEC on December 12, 2017
10.2	Amendment No 2. to the Credit Agreement, dated as of February 19, 2020, by and among the Company, certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Trust Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.56 to the Company’s Form 10-K, filed with the SEC on March 31, 2020
10.3	Amendment No. 3 to the Credit Agreement, dated as of February 26, 2020, by and among the Company, certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Trust Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 28, 2020
10.4	Amendment No. 4 to the Credit Agreement, dated as of May 18, 2020, by and among the Company, Inc., certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Truist Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 22, 2020
10.5§
CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (as amended, the “1999 Stock Option and Incentive Plan”), incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-125237, filed with the SEC on May 25, 2005

10.6§	First Amendment to the 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 7, 2005
10.7§	Second Amendment to the 1999 Stock Option and Incentive Plan, dated as of February 12, 2014, incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K, filed with the SEC on March, 1 2018
10.8§	Form of Non-Qualified Stock Option Agreement for Employees (Three Year Cliff Vesting) under the 1999 Stock Option and Incentive Plan , incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on May 10, 2010
10.9§	CIRCOR International, Inc. Amended and Restated Management Stock Purchase Plan dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the SEC on March1, 2018
10.10§	Form of Indemnification Agreement entered into by the Company and its directors and certain of its officers incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K, filed with the SEC on March 12, 2003
10.11§	Stock Option Inducement Award Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on April 15, 2013
10.12§	Severance Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on April 15, 2013
10.13§	CIRCOR International, Inc. 2014 Stock Option and Incentive Plan (the “2014 Stock Option and Incentive Plan”) incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed with the SEC on March 21, 2014
10.14§	First Amendment to 2014 Stock Option and Incentive Plan, dated February 12, 2014, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K, filed with the SEC on February 18, 2015
10.15§	Form of Non-Qualified Stock Option Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-K, filed with the SEC on February 21, 2017
10.16§	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.17§	Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.18§	Form of Management Stock Purchase Plan Restricted Stock Unit Agreement for Employees and Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.19§	Form of Non-Qualified Stock Option Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.20§	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.21§	Form of Restricted Stock Unit Agreement for Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.22§
CIRCOR International, Inc. 2019 Stock Option and Incentive Plan (the “2019 Stock Option and Incentive Plan”), incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the SEC on May 14, 2019

10.23§	Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.24§	Form of Updated Performance-Based Restricted Stock Unit Agreement under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.25§	Form of 2020 Special One Year Restricted Stock Unit Agreement under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.26§	Form of Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.27§	Form of Restricted Stock Unit Agreement for Directors under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.28§	First Amendment to the Amended and Restated Management Stock Purchase Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on November 13, 2019
10.29§	Offer Letter, dated March 28, 2020, between the Company and Abhishek Khandelwal, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.30§	Form of Inducement Restricted Stock Unit Agreement between the Company and Abhishek Khandelwal, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-237554, filed with the SEC on April 2, 2020
10.31§	Form of Amended and Restated Executive Change in Control Agreement, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed with the SEC on August 7, 2020
10.32§	Form of Severance Agreement between the Company and each of its executive officers other than Scott A. Buckhout, incorporated herein by reference to Exhibit 10.32 to the Company’s 2020 Form 10-K, filed with the SEC on March 15, 2021
10.33§	Form of Restrictive Covenants Agreement between the Company and each of its executive officers, incorporated herein by reference to Exhibit 10.33 to the Company’s 2020 Form 10-K, filed with the SEC on March 15, 2021
10.34	Credit Agreement, dated as of December 20, 2021, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Truist Bank, as administrative agent, collateral agent, swing line lender and a letter of credit issuer, and Truist Securities, Inc., Citizen Bank, N.A. and Keybanc Capital Markets Inc. as joint lead arrangers and joint bookrunners incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 22, 2022
10.35§**	Separation Agreement and Release, dated July 5, 2021, between the Company and Sumit Mehrotra
10.36§	Executive Retention Agreement, dated January 14, 2022, between the Company and AJ Sharma incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 19, 2022.
10.37§**	Executive Retention Agreement, dated January 14, 2022, between the Company and Jessica W. Wenzell

10.38§**	Agreement and Release, dated January 19, 2022 between the Company and Scott A. Buckhout
10.39	Letter from PricewaterhouseCoopers LLP to the SEC, dated June 5, 2020, incorporated herein by reference to Exhibit 16.1 to the Company’s Form 8-K, filed with the SEC on June 5, 2020
10.40§	CIRCOR International, Inc. 2019 Stock Option and Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the SEC on May 28, 2021
10.41	Amendment No. 1 to Credit Agreement, dated as of April 8, 2022, by and among CIRCOR International, Inc., as borrower, the other credit parties party thereto, each lender and letter of credit issuer from time to time party thereto and Truist Bank, as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 13, 2022
10.42	Amendment No. 2 to Credit Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 31, 2022
21**	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on July 26, 2022, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2021 and 2020
(ii)	Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019
(iii)	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2021, 2020, and 2019
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019
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

CIRCOR INTERNATIONAL, INC.

By:	/s/ Tony Najjar
Tony Najjar Interim President and Chief Executive Officer and Chief Operating Officer

Date:	July 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tony Najjar	Interim President and Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	July 26, 2022
Tony Najjar
/s/ Arjun Sharma	Interim Chief Financial Officer and Senior Vice President, Business Development (Principal Financial Officer)	July 26, 2022
Arjun Sharma
/s/ Amit Goel	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 26, 2022
Amit Goel
/s/ Helmuth Ludwig	Chair of the Board of Directors	July 26, 2022
Helmuth Ludwig
/s/ Samuel R. Chapin	Director	July 26, 2022
Samuel R. Chapin
/s/ Tina M. Donikowski	Director	July 26, 2022
Tina M. Donikowski
/s/ Bruce M. Lisman	Director	July 26, 2022
Bruce M. Lisman
/s/ John A. O'Donnell	Director	July 26, 2022
John A. O’Donnell
/s/ Jill D. Smith	Director	July 26, 2022
Jill D. Smith

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CIRCOR International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss), cash flows and shareholders' equity for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 26, 2022, expressed an adverse opinion thereon.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2020, to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment for the Industrial Reporting Units
Description of the Matter
As discussed in Note 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $122.9 million as of December 31, 2021. As disclosed by the Company, as a result of a change in reporting units during the fourth quarter of 2021, the Industrial reportable segment consisted of two reporting units, Industrial and Refinery Valves. The goodwill associated with the Industrial reporting unit amounted to $65.5 million as of December 31, 2021. An impairment charge of $10.5 million was recorded in the fourth quarter of 2021 related to the Refinery Valves reporting unit, which resulted in zero goodwill recorded within this reporting unit. Management performs an impairment assessment at the reporting unit level on an annual basis as of the Company’s October month end or more frequently if circumstances warrant. The change in reporting units occurred based on developments in the fourth quarter of 2021 which also coincided with the Company’s annual impairment assessment. In completing its annual goodwill impairment assessment, the Company measures the fair value of the Industrial and Refinery Valves reporting units using an income approach based on the present value of future cash flows. The Company corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of its reporting units to its market capitalization at the time of the assessment. The fair value of each reporting unit was compared to the respective carrying value as of the date of the assessment.

Auditing management’s goodwill impairment analyses for the Industrial and Refinery Valves reporting units was complex and judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions such as revenue growth rates and discount rates which contemplate business, market and overall economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to complete its goodwill impairment assessment. Our procedures included testing management’s controls over the review of each reporting unit’s valuation model, including review of the significant assumptions discussed above.

To test the estimated fair value of the Company’s Industrial and Refinery Valves reporting units, with the support of our valuation specialists, we performed audit procedures that included, among others, assessing the valuation methodologies used by the Company and testing the significant assumptions and the completeness and accuracy of underlying data used by management in its analyses. We compared the revenue growth rates to management’s internal projections and historical results, current and forecasted industry and economic trends, analyst reports, and forecasted peer company information. With the assistance of our valuation specialists, we evaluated the selection of the discount rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of the selected comparable publicly traded companies and the resulting market multiples calculation. In addition, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts
July 26, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CIRCOR International, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, CIRCOR International, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified three material weaknesses related to the Company’s financial statement close process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss), cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated July 26, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
July 26, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CIRCOR International, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive (loss), shareholders’ equity and cash flows of CIRCOR International, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2019 financial statements to correct misstatements.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2020, except for the change in reportable segments discussed in Note 19 to the consolidated financial statements, as to which the date is March 15, 2021, and except for the effects of the restatement discussed in Note 2, as to which date is July 26, 2022

We served as the Company's auditor from 2015 to 2020.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

		As Restated
	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,924	$66,918
Trade accounts receivable, net	100,149	95,635
Inventories	123,343	128,092
Prepaid expenses and other current assets	110,749	88,985
Assets held for sale	—	5,073
Total Current Assets	394,165	384,703
PROPERTY, PLANT AND EQUIPMENT, NET	154,461	166,022
OTHER ASSETS:
Goodwill	122,906	136,923
Intangibles, net	303,476	353,595
Deferred income taxes	756	830
Other assets	43,534	40,784
TOTAL ASSETS	$1,019,298	$1,082,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,382	$63,614
Accrued expenses and other current liabilities	81,998	79,040
Accrued compensation and benefits	26,551	28,016
Short-term borrowings and current portion of long-term debt	1,611	1,624
Total Current Liabilities	193,542	172,294
LONG-TERM DEBT	511,694	507,888
DEFERRED INCOME TAXES	21,721	25,865
PENSION LIABILITY, NET	120,881	163,642
OTHER NON-CURRENT LIABILITIES	37,744	60,270
COMMITMENTS AND CONTINGENCIES (Note 17 and 18)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; — shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,633,131 and 21,373,813 shares issued at December 31, 2021 and 2020, respectively	217	214
Additional paid-in capital	454,852	452,728
Accumulated deficit	(198,081)	(136,443)
Common treasury stock, at cost (1,372,488 shares at December 31, 2021 and 2020)	(74,472)	(74,472)
Accumulated other comprehensive loss	(48,800)	(89,129)
Total Shareholders’ Equity	133,716	152,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,019,298	$1,082,857

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

		As Restated
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Net revenues	$758,667	$765,219	$957,262
Cost of revenues	528,291	533,005	656,775
Gross profit	230,376	232,214	300,487
Selling, general and administrative expenses	224,927	223,386	248,466
Impairment charges	10,500	138,078	—
Special and restructuring charges (recoveries), net	24,272	(34,303)	21,548
Operating (loss) income	(29,323)	(94,947)	30,473
Other expense (income):
Interest expense, net	32,365	34,219	48,609
Other (income), net	(3,826)	(1,594)	(878)
Total other expense, net	28,539	32,625	47,731
(Loss) from continuing operations before income taxes	(57,862)	(127,572)	(17,258)
Provision for income taxes	5,182	55,902	13,052
(Loss) from continuing operations, net of tax	(63,044)	(183,474)	(30,310)
Income (loss) from discontinued operations, net of tax	1,406	(35,140)	(107,452)
Net (loss)	$(61,638)	$(218,614)	$(137,762)

Basic (loss) income per common share:
Basic from continuing operations	$(3.12)	$(9.18)	$(1.52)
Basic from discontinued operations	$0.07	$(1.76)	$(5.40)
Net (loss)	$(3.05)	$(10.94)	$(6.92)

Diluted (loss) income per common share:
Diluted from continuing operations	$(3.12)	$(9.18)	$(1.52)
Diluted from discontinued operations	$0.07	$(1.76)	$(5.40)
Net (loss)	$(3.05)	$(10.94)	$(6.92)

Weighted average common shares outstanding:
Basic	20,201	19,982	19,903
Diluted	20,201	19,982	19,903

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

		As Restated
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Net (loss)	$(61,638)	$(218,614)	$(137,762)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,372)	4,466	(5,443)
Interest rate swap adjustments (1)	6,398	1,196	(5,390)
Other net changes in post-retirement liabilities and assets - recognized actuarial gains (loss) (2)	38,303	(13,846)	(398)
Other comprehensive income (loss), net of tax	40,329	(8,184)	(11,231)
COMPREHENSIVE (LOSS)	$(21,309)	$(226,798)	$(148,993)

(1)Net of an income tax effect of $0.0 million, $0.5 million, and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Net of an income tax effect of $0.0 million, $0.0 million, and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		As Restated
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net (loss)	$(61,638)	$(218,614)	$(137,762)
Income (loss) from discontinued operations, net of income taxes	1,406	(35,140)	(107,452)
(Loss) from continuing operations, net of tax	(63,044)	(183,474)	(30,310)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	22,854	20,401	22,045
Amortization	42,304	43,662	47,591
Change in provision for bad debt expense	1,213	6,274	732
Write down of inventory	3,364	4,272	643
Compensation expense of share-based plans	5,252	5,488	5,418
Loss on debt extinguishment	8,693	—	—
Amortization of debt issuance costs	3,996	7,460	4,622
Deferred income tax provision (benefit)	(2,992)	46,774	(4,053)
(Gain) loss on disposal of property, plant and equipment	—	—	(1,793)
Goodwill Impairment	10,500	138,078	—
Loss (gain) on sale of businesses	1,919	(54,429)	3,615
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	(6,308)	26,211	27,274
Inventories	(6,974)	4,366	(10,372)
Prepaid expenses and other assets	(23,665)	(29,255)	9,048
Accounts payable, accrued expenses and other liabilities	15,820	(43,748)	(33,427)
Net cash provided by (used in) continuing operations	12,932	(7,920)	41,033
Net cash (used in) discontinued operations	(2,484)	(14,561)	(26,405)
Net cash provided by (used in) operating activities	10,448	(22,481)	14,628
INVESTING ACTIVITIES
Additions of property, plant and equipment	(14,747)	(12,222)	(13,855)
Proceeds from the sale of property, plant and equipment	2	(322)	6,172
Proceeds from beneficial interest of factored receivables	2,047	2,957	861
Proceeds from sale of business	9,993	165,540	162,591
Net cash (used in) provided by continuing investing activities	(2,705)	155,953	155,769
Net cash (used in) discontinued investing activities	—	(11,658)	(2,733)
Net cash (used in) provided by investing activities	(2,705)	144,295	153,036
FINANCING ACTIVITIES
Proceeds from long-term debt	734,612	219,000	281,600
Payments of long-term debt	(729,551)	(352,916)	(434,797)
Net change in short-term borrowings	(374)	372	(190)
Proceeds from the exercise of stock options	151	118	253
Withholding tax payments on net share settlements on equity rewards	(4,209)	(713)	(538)
Payment of debt issuance costs	(12,157)	—	—
Net cash used in financing activities	(11,528)	(134,139)	(153,672)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,448)	3,878	278
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,233)	(8,447)	14,270
Cash, cash equivalents and restricted cash at beginning of year	68,607	77,054	62,784
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$61,374	$68,607	$77,054
Supplemental Disclosure of Cash Flow Information:
Income taxes	$7,264	$11,085	$16,526
Interest	$31,430	$33,993	$47,544
 The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2018 (As Restated)	19,845	$212	$440,890	$219,063	$(69,714)	$(74,472)	$515,979
Net loss	—	—	—	(137,762)	—	—	(137,762)
Cumulative effect adjustment related to adoption of ASC (842)	—	—	—	1,113	—	—	1,113
Other comprehensive loss, net of tax	—	—	—	—	(11,231)	—	(11,231)
Common stock dividends declared	—	—	—	—	—	—	—
Stock options exercised	6	—	253	—	—	—	253
Conversion of restricted stock units	61	1	(65)	—	—	—	(64)
Share-based plan compensation	—	—	5,579	—	—	—	5,579
BALANCE AT DECEMBER 31, 2019 (As Restated)	19,912	$213	$446,657	$82,414	$(80,945)	$(74,472)	$373,867
Net loss	—	—	—	(218,614)	—	—	(218,614)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax	—	—	—	—	(8,184)	—	(8,184)
Other	—	—	—	(21)	—	—	(21)
Stock options exercised	3	—	118	—	—	—	118
Conversion of restricted stock units	86	1	239	—	—	—	240
Share-based plan compensation	—	—	5,714	—	—	—	5,714
BALANCE AT DECEMBER 31, 2020 (As Restated)	20,001	$214	$452,728	$(136,443)	$(89,129)	$(74,472)	$152,898
Net loss	—	—	$—	(61,638)	—	—	(61,638)
Other comprehensive income, net of tax	—	—	—	—	40,329	—	40,329
Stock options exercised	5	—	151	—	—	—	151
Conversion of restricted stock units	255	3	(3,279)	—	—	—	(3,276)
Share-based plan compensation	—	—	5,252	—	—	—	5,252
BALANCE AT DECEMBER 31, 2021	20,261	$217	$454,852	$(198,081)	$(48,800)	$(74,472)	$133,716

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company”) designs, manufactures and distributes a broad array of flow and motion control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of flow control systems. CIRCOR has a global presence and operates major manufacturing facilities in North America, Western Europe, Morocco, India and China.

As of December 31, 2021, the Company organized its business segment reporting structure into two segments: CIRCOR Aerospace & Defense (“Aerospace & Defense”) and CIRCOR Industrial (“Industrial”). Refer to Note 19, Business Segment and Geographical Information, for further information about the segments.

The significant transactions the Company entered into during the periods presented are described below.

In January 2019, the Company sold its Reliability Services (“RS”) business for approximately $85.0 million in cash, on a cash-free, debt-free basis, subject to working capital and other adjustments of approximately $(5.0) million. The RS business provided lubrication management, chemical flushing services, and oil misting equipment to the oil and gas industry. The RS business was acquired as part of the acquisition of the Colfax Fluid Handling (“FH”) business. The disposal group did not meet the criteria to be classified as discontinued operations.

In July 2019, the Company sold its Engineered Valves (“EV”) business for a nominal amount, with an earnout of 50% of net income over seven years up to a maximum of $21.8 million (€18 million). The EV business is a long-cycle upstream oil and gas engineered value business. The disposal group met the criteria to be classified as discontinued operations, and is recorded as such within the consolidated financial statements. All prior period comparative financial information has been reclassified to conform with this presentation.

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

As of March 29, 2020, the Company experienced a significant decline in its market capitalization below its consolidated book value. As a result, management concluded that there was a goodwill and an indefinite-lived intangible asset impairment triggering event for the Company in the first quarter of 2020. Through its impairment analysis, the Company determined that goodwill in its Industrial segment was impaired and recognized a $138.1 million impairment. See Note 10, Goodwill and Other Intangibles Assets, for additional information on the goodwill impairment.

In June 2020, the Company completed the disposition of its Distributed Valves (“DV”) business at a cost of $10.8 million inclusive of working capital adjustments, while also retaining certain liabilities related to the business. The DV business was a long-cycle upstream oil and gas engineered valve business. This disposal group met the criteria to be classified as held for sale and a discontinued operation, and was recorded as such within the comparative consolidated financial statements for the year ended December 31, 2019. For more information on the discontinued operations and held for sale transactions, see Note 4, Discontinued Operations and Assets Held for Sale.

In December 2021, the Company refinanced its term loan and revolving line of credit facility. See Note 13, Financing Arrangements for additional information on the refinancing.

In the fourth quarter of 2021, the Company recorded a goodwill impairment charge in the amount of $10.5 million as a result of the Company's annual impairment assessment. See Note 10, Goodwill and Other Intangibles Assets, for additional information on the goodwill impairment.

Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The pandemic is having an impact on the global economy, resulting in rapidly changing market and economic conditions. The effects of the COVID-19 pandemic continue to negatively impact the Company’s results of operations, cash flows and financial position. The Company’s consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the consolidated financial statements.

(2) Restatement of Previously Issued Consolidated Financial Statements

The Company has restated herein its audited consolidated financial statements at December 31, 2020 and for the years ended December 31, 2020 and December 31, 2019. We have also restated interim financial statement periods for the first, second, and third quarters of 2021 and 2020 and restated impacted amounts within the accompanying notes to the consolidated financial statements.

Restatement Background

On March 13, 2022, management and the Audit Committee of the Company's Board of Directors (the "Audit Committee") reached a determination that the Company's previously issued consolidated financial statements and related disclosures (i) as of December 31, 2020 and for the years ended December 31, 2020 and December 31, 2019, (ii) each of the quarterly and year-to-date periods in 2020 and (iii) the quarterly and year-to-date periods in the nine months ended October 3, 2021 should no longer be relied upon because of material misstatements contained in those consolidated financial statements.

In the course of completing the 2021 audit of the consolidated financial statements to be filed as part of this Annual Report on Form 10-K, the Company and the Company’s independent registered public accounting firm Ernst & Young LLP uncovered accounting irregularities in the financial statements with respect to the Company’s Pipeline Engineering business, which is a part of its Industrial reportable segment. The operations for this business unit are primarily located in Catterick, England. The Company, together with an outside law firm and an independent forensic accounting firm, under the oversight of the Audit Committee conducted an investigation of the financial statements of this business unit (the “Investigation”), which has since been completed.

As a result of the Investigation, it was determined that (i) the Company's previously reported net assets and earnings related to the Pipeline Engineering business were materially misstated, (ii) an individual employee in the Pipeline Engineering business had intentionally manipulated Pipeline Engineering's accounting records beginning in 2017, and (iii) the accounting irregularities resulted from intentional acts to conceal relevant information, falsify accounting records and override management controls. These misstatements are described in more detail in restatement references (a) below. As part of the restatement, the Company has also recorded adjustments to correct for other uncorrected misstatements in the impacted periods and are described in more detail in restated references (b), and (c) below. Accordingly, the Company has restated herein the consolidated financial statements at December 31, 2020 and for the fiscal years ended December 31, 2020 and December 31, 2019 in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The relevant unaudited interim financial information for the quarterly periods ended October 3, 2021, July 4, 2021, April 4, 2021, September 27, 2020, June 28, 2020, and March 29, 2020 is included in Note 23, Quarterly Financial Information (Unaudited). The categories of misstatements and their impact on the previously issued consolidated financial statements are described in more detail below.

Description of Misstatements

Misstatements Associated with Overstatement of Net Assets and Earnings

(a) Pipeline Engineering Overstatement of Net Assets and Earnings

The Company recorded adjustments to correct the misstatements identified as a result of the Audit Committee's investigation relating to the accounting irregularities in its Pipeline Engineering business unit. Specifically, the investigation revealed that an individual at the Pipeline Engineering business falsely reported the financial statements of the business to overstate net assets and earnings. The impacts of the overstatement of net assets and earnings, along with the related income tax effects are reflected in the restatement tables below as indicated by reference (a) throughout this note and in Note 23, Quarterly Financial Information (Unaudited).

For the year ended December 31, 2020, the correction of Pipeline Engineering misstatements resulted in an increase to loss from continuing operations before income taxes of $12.0 million and increase to provision for income taxes of $0.2 million, and a resulting increase to net loss of $12.2 million.

For the year ended December 31, 2019, the correction of Pipeline Engineering misstatements resulted in an increase to loss from continuing operations before income taxes of $7.2 million, a net $0 million impact to provision for income taxes, and a resulting increase to net loss of $7.2 million. For the years prior to January 1, 2019, the Pipeline Engineering misstatements overstated earnings by $10.3 million, the correction of which has been reflected as a reduction to retained earnings as of January 1, 2019. Management has determined that substantially all of the Pipeline Engineering misstatements resulted from the accounting irregularities described above.

Additional Misstatements

(b) Other Adjustments

The Company also recorded other adjustments to correct previously uncorrected misstatements that were not material, individually or in the aggregate, to its consolidated financial statements of prior periods. These previously uncorrected and immaterial adjustments to prior periods are being corrected as part of the restatement.

For the year ended December 31, 2020, the correction of Other Adjustments resulted in a decrease to loss from continuing operations before income taxes of $0.5 million and decrease to provision for income taxes of $0.1 million, and a resulting decrease to net loss of $0.6 million.

For the year ended December 31, 2019, the correction of Other Adjustments resulted in a net $0 million impact to loss from continuing operations before income taxes, increase to benefit from income taxes of $1.6 million and decrease to loss from discontinued operations, net of tax of $1.7 million. For the years prior to January 1, 2019, the Other Adjustments resulted in an overstatement of earnings by $2.7 million, the correction of which has been reflected as a reduction to retained earnings as of January 1, 2019.

The impacts of other adjustments are reflected in the restatement tables below as indicated by reference (b) throughout this note and in Note 23, Quarterly Financial Information (Unaudited).

(c) Impairment

The Company recorded an adjustment to recognize a non-cash goodwill impairment charge after excluding the unsupportable forecasts for Pipeline Engineering from the measurement of the fair value of the Industrial reporting unit for the purposes of its March 29, 2020 goodwill impairment assessment. This resulted in an incremental goodwill impairment of $21.9 million during the quarter ended March 29, 2020 for the Industrial reporting unit. The impacts of the impairment misstatements are reflected in the restatement tables below as indicated by reference (c) throughout this note and in Note 23, Quarterly Financial Information (Unaudited).

Description of Restatement Tables

The following tables represent the restated consolidated balance sheet as of December 31, 2020, and the restated statements of operations, statements of comprehensive (loss), statements of cash flows, and statements of shareholders’ equity for the years ended December 31, 2020 and December 31, 2019.

These tables also present a reconciliation from the prior periods as previously reported to the restated amounts. The amounts as previously reported for fiscal years 2020 and 2019 were derived from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 15, 2021.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,452	$(9,534)	a,b	$66,918
Trade accounts receivable, net	102,730	(7,095)	a	95,635
Inventories	129,084	(992)	a,b	128,092
Prepaid expenses and other current assets	93,226	(4,241)	a,b	88,985
Assets held for sale	5,073	—		5,073
Total Current Assets	406,565	(21,862)		384,703
PROPERTY, PLANT AND EQUIPMENT, NET	168,763	(2,741)	a,b	166,022
OTHER ASSETS:
Goodwill	158,944	(22,021)	c	136,923
Intangibles, net	353,595	—		353,595
Deferred income taxes	779	51	a,b	830
Other assets	41,882	(1,098)	a	40,784
TOTAL ASSETS	$1,130,528	$(47,671)		$1,082,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,236	$2,378	a,b	$63,614
Accrued expenses and other current liabilities	75,624	3,416	a,b	79,040
Accrued compensation and benefits	28,332	(316)	a,b	28,016
Short-term borrowings and current portion of long-term debt	—	1,624	a	1,624
Total Current Liabilities	165,192	7,102		172,294
LONG-TERM DEBT	507,888	—		507,888
DEFERRED INCOME TAXES	28,980	(3,115)	a,b	25,865
PENSION LIABILITY, NET	163,642	—		163,642
OTHER NON-CURRENT LIABILITIES	58,785	1,485	a	60,270
COMMITMENTS AND CONTINGENCIES (Note 17 and 18)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; $— shares issued and outstanding	—	—		—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,373,813 shares issued at December 31, 2020.	214	—		214
Additional paid-in capital	452,728	—		452,728
(Accumulated deficit)	(86,461)	(49,982)	a,b,c	(136,443)
Common treasury stock, at cost (1,372,488 shares at December 31, 2020)	(74,472)	—		(74,472)
Accumulated other comprehensive loss	(85,968)	(3,161)	a,b,c	(89,129)
Total Shareholders’ Equity	206,041	(53,143)		152,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,130,528	$(47,671)		$1,082,857

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net revenues	$773,271	$(8,052)	a,b	$765,219
Cost of revenues	530,844	2,161	a,b	533,005
Gross profit	242,427	(10,213)		232,214
Selling, general and administrative expenses	220,994	2,392	a,b	223,386
Impairment charges	116,182	21,896	c	138,078
Special and restructuring (recoveries), net	(34,303)	—		(34,303)
Operating (loss)	(60,446)	(34,501)		(94,947)
Other expense (income):
Interest expense, net	34,219	—		34,219
Other (income), net	(529)	(1,065)	a	(1,594)
Total other expense, net	33,690	(1,065)		32,625
(Loss) from continuing operations before income taxes	(94,136)	(33,436)		(127,572)
Provision for income taxes	56,222	(320)	a,b,c	55,902
(Loss) from continuing operations, net of tax	(150,358)	(33,116)		(183,474)
(Loss) from discontinued operations, net of tax	(35,140)	—		(35,140)
Net (loss)	$(185,498)	$(33,116)		$(218,614)

Basic (loss) per common share:
Basic from continuing operations	$(7.52)	$(1.66)		$(9.18)
Basic from discontinued operations	$(1.76)	$—		$(1.76)
Net (loss)	$(9.28)	$(1.66)		$(10.94)

Diluted (loss) per common share:
Diluted from continuing operations	$(7.52)	$(1.66)		$(9.18)
Diluted from discontinued operations	$(1.76)	$—		$(1.76)
Net (loss)	$(9.28)	$(1.66)		$(10.94)

Weighted average common shares outstanding:
Basic	19,982			19,982
Diluted	19,982			19,982

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For Year Ended December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net revenues	$964,313	$(7,051)	a	$957,262
Cost of revenues	655,504	1,271	a,b	656,775
Gross profit	308,809	(8,322)		300,487
Selling, general and administrative expenses	248,256	210	a,b	248,466
Special and restructuring charges (recoveries), net	22,872	(1,324)	a,b	21,548
Operating income (loss)	37,681	(7,208)		30,473
Other expense (income):
Interest expense, net	48,609	—		48,609
Other (income), net	(836)	(42)	a,b	(878)
Total other expense, net	47,773	(42)		47,731
(Loss) from continuing operations before income taxes	(10,092)	(7,166)		(17,258)
Provision for (benefit from) income taxes	14,676	(1,624)	a,b	13,052
(Loss) from continuing operations, net of tax	(24,768)	(5,542)		(30,310)
(Loss) from discontinued operations, net of tax	(109,167)	1,715	b	(107,452)
Net (loss)	$(133,935)	$(3,827)		$(137,762)

Basic (loss) per common share:
Basic from continuing operations	$(1.24)	$(0.28)		$(1.52)
Basic from discontinued operations	$(5.48)	$0.08		$(5.40)
Net (loss)	$(6.73)	$(0.19)		$(6.92)

Diluted (loss) per common share:
Diluted from continuing operations	$(1.24)	$(0.28)		$(1.52)
Diluted from discontinued operations	$(5.48)	$0.08		$(5.40)
Net (loss)	$(6.73)	$(0.19)		$(6.92)

Weighted average common shares outstanding:
Basic	19,903			19,903
Diluted	19,903			19,903

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Year ended December 31, 2020
	As Previously Stated	Restatement Impacts	Restatement Reference	As Restated
Net (loss)	$(185,498)	$(33,116)	a,b,c	$(218,614)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,949	(2,483)	a,b	4,466
Interest rate swap adjustments (1)	1,196	—		1,196
Other net changes in post-retirement liabilities and assets - recognized actuarial gains (loss) (2)	(13,846)	—		(13,846)
Other comprehensive (loss), net of tax	(5,701)	(2,483)		(8,184)
COMPREHENSIVE (LOSS)	$(191,199)	$(35,599)		$(226,798)

	Year ended December 31, 2019
	As Previously Stated	Restatement Impacts	Restatement Reference	As Restated
Net (loss)	$(133,935)	$(3,827)	a,b	$(137,762)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(4,740)	(703)	a,b	(5,443)
Interest rate swap adjustments (1)	(5,390)	—		(5,390)
Other net changes in post-retirement liabilities and assets - recognized actuarial gains (loss) (2)	(398)	—		(398)
Other comprehensive (loss), net of tax	(10,528)	(703)		(11,231)
COMPREHENSIVE (LOSS)	$(144,463)	$(4,530)		$(148,993)

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2020
	As Previously Stated	Restatement Impacts	Restatement Reference	As Restated
OPERATING ACTIVITIES
Net (loss)	$(185,498)	$(33,116)	a,b,c	$(218,614)
(Loss) from discontinued operations, net of income taxes	(35,140)	—		(35,140)
(Loss) from continuing operations, net of tax	(150,358)	(33,116)		(183,474)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	20,385	16	a	20,401
Amortization	43,662	—		43,662
Change in provision for bad debt expense	6,099	175	a	6,274
Write down of inventory	3,618	654	a	4,272
Compensation expense of share-based plans	5,488	—		5,488
Amortization of debt issuance costs	7,460	—		7,460
Deferred income tax provision	48,770	(1,996)	a,b	46,774
Goodwill Impairment	116,182	21,896	c	138,078
(Gain) on sale of businesses	(54,429)	—		(54,429)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	23,506	2,705	a	26,211
Inventories	5,780	(1,414)	a,b	4,366
Prepaid expenses and other assets	(34,824)	5,569	a,b	(29,255)
Accounts payable, accrued expenses and other liabilities	(49,501)	5,753	a,b	(43,748)
Net cash (used in) continuing operations	(8,162)	242		(7,920)
Net cash (used in) discontinued operations	(14,561)	—		(14,561)
Net cash (used in) operating activities	(22,723)	242		(22,481)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(12,222)	—		(12,222)
Proceeds from the sale of property, plant and equipment	(322)	—		(322)
Proceeds from beneficial interest of factored receivables	2,957	—		2,957
Proceeds from sale of business	165,540	—		165,540
Net cash provided by continuing investing activities	155,953	—		155,953
Net cash (used in) discontinued investing activities	(11,658)	—		(11,658)
Net cash provided by investing activities	144,295	—		144,295
FINANCING ACTIVITIES
Proceeds from long-term debt	219,000	—		219,000
Payments of long-term debt	(352,916)	—		(352,916)
Net change in short-term borrowings	—	372	a	372
Proceeds from the exercise of stock options	118	—		118
Withholding tax payments on net share settlements on equity rewards	—	(713)	b	(713)
Net cash (used in) financing activities	(133,798)	(341)		(134,139)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,195	(317)	a,b,c	3,878
(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,031)	(416)		(8,447)
Cash, cash equivalents and restricted cash at beginning of year	85,727	(8,673)	a,b	77,054
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$77,696	$(9,089)		$68,607
Supplemental Disclosure of Cash Flow Information:
Income taxes	$13,074	$(1,989)		$11,085
Interest	$33,993	$—		$33,993

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2019
	As Previously Stated	Restatement Impacts	Restatement Reference	As Restated
OPERATING ACTIVITIES
Net (loss)	$(133,935)	$(3,827)	a,b	$(137,762)
(Loss) from discontinued operations, net of income taxes	(109,167)	1,715		(107,452)
(Loss) from continuing operations, net of tax	(24,768)	(5,542)		(30,310)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	22,045	—		22,045
Amortization	47,591	—		47,591
Change in provision for bad debt expense	617	115	a	732
Write down of inventory	366	277	a	643
Compensation expense of share-based plans	5,418	—		5,418
Amortization of debt issuance costs	4,622	—		4,622
Deferred income tax (benefit) provision	(3,440)	(613)	a,b	(4,053)
(Gain) on disposal of property, plant and equipment	(1,793)	—		(1,793)
Loss on sale of businesses	3,615	—		3,615
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	24,339	2,935	a	27,274
Inventories	(9,557)	(815)	a,b	(10,372)
Prepaid expenses and other assets	7,360	1,688	a,b	9,048
Accounts payable, accrued expenses and other liabilities	(34,168)	741	a,b	(33,427)
Net cash provided by continuing operations	42,247	(1,214)		41,033
Net cash (used in) discontinued operations	(26,334)	(71)	b	(26,405)
Net cash provided by operating activities	15,913	(1,285)		14,628
INVESTING ACTIVITIES
Additions of property, plant and equipment	(13,855)	—		(13,855)
Proceeds from the sale of property, plant and equipment	6,172	—		6,172
Proceeds from beneficial interest of factored receivables	861	—		861
Proceeds from sale of business	162,591	—		162,591
Net cash provided by continuing investing activities	155,769	—		155,769
Net cash (used in) discontinued investing activities	(2,733)	—		(2,733)
Net cash provided by investing activities	153,036	—		153,036
FINANCING ACTIVITIES
Proceeds from long-term debt	281,600	—		281,600
Payments of long-term debt	(434,797)	—		(434,797)
Net change in short-term borrowings	—	(190)	a	(190)
Proceeds from the exercise of stock options	253	—		253
Withholding tax payments on net share settlements on equity rewards	—	(538)	b	(538)
Net cash (used in) continuing financing activities	(152,944)	(728)		(153,672)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	81	a,b	278
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,202	(1,932)		14,270
Cash, cash equivalents and restricted cash at beginning of year	69,525	(6,741)	a	62,784
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$85,727	$(8,673)		$77,054
Supplemental Disclosure of Cash Flow Information:
Accrual for capital expenditures
Cash paid during the year for:
Income taxes	$16,711	(185)		$16,526
Interest	$47,544	—		$47,544

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(185,498)	—	—	(185,498)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax	—	—	—		(5,701)	—	(5,701)
Other	—	—	—	(21)	—	—	(21)
Stock options exercised	3	—	118	—	—	—	118
Conversion of restricted stock units	86	1	239	—	—	—	240
Share-based plan compensation	—	—	5,714	—	—	—	5,714
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041
Restatement Impacts
BALANCE AT DECEMBER 31, 2019	—	—	—	(16,866)	(678)	—	(17,544)
Net loss	—	—	—	(33,116)	—	—	(33,116)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,483)	—	(2,483)
Other	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2020	—	$—	$—	$(49,982)	$(3,161)	$—	$(53,143)
As Restated
BALANCE AT DECEMBER 31, 2019 (As Restated)	19,912	$213	$446,657	$82,414	$(80,945)	$(74,472)	$373,867
Net loss	—	—	—	(218,614)	—	—	(218,614)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive income, net of tax	—	—	—	—	(8,184)	—	(8,184)
Other		—	—	(21)	—	—	(21)
Stock options exercised	3	—	118	—	—	—	118
Conversion of restricted stock units	86	1	239	—	—	—	240
Share-based plan compensation	—	—	5,714	—	—	—	5,714
BALANCE AT DECEMBER 31, 2020 (As Restated)	20,001	214	452,728	(136,443)	(89,129)	(74,472)	152,898

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net loss	—	—	—	(133,935)	—	—	(133,935)
Cumulative effect adjustment related to adoption of ASC (842)	—	—	—	1,113	—	—	1,113
Other comprehensive loss, net of tax	—	—	—	—	(10,528)	—	(10,528)
Stock options exercised	6	—	253	—	—	—	253
Conversion of restricted stock units	61	1	(65)	—	—	—	(64)
Share-based plan compensation	—	—	5,579	—	—	—	5,579
BALANCE AT DECEMBER 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Restatement Impacts
BALANCE AT DECEMBER 31, 2018	—	—	—	(13,039)	25	—	(13,014)
Net loss	—	—	—	(3,827)	—	—	(3,827)
Cumulative effect adjustment related to adoption of (ASC 842)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(703)	—	(703)
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2019	—	—	—	(16,866)	(678)	—	(17,544)
As Restated
BALANCE AT DECEMBER 31, 2018 (As Restated)	19,845	$212	$440,890	$219,063	$(69,714)	$(74,472)	$515,979
Net loss	—	—	—	(137,762)	—	—	(137,762)
Cumulative effect adjustment related to adoption of (ASC 842)	—	—	—	1,113	—	—	1,113
Other comprehensive income, net of tax	—	—	—	—	(11,231)	—	(11,231)
Stock options exercised	6	—	253	—	—	—	253
Conversion of restricted stock units	61	1	(65)	—	—	—	(64)
Share-based plan compensation	—	—	5,579	—	—	—	5,579
BALANCE AT DECEMBER 31, 2019 (As Restated)	19,912	$213	$446,657	$82,414	$(80,945)	$(74,472)	$373,867

(3)    Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates, some of which are impacted by management’s estimates and assumptions regarding the effects of the COVID-19 pandemic, relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, allowance for credit losses, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, acquisition accounting, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Assets Held for Sale

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, as separate line items on the consolidated statements of financial position. Refer to Note 4, Discontinued Operations and Assets Held for Sale, for further information.

Revenue Recognition

The Company recognizes revenue to depict the transfer of control to the Company’s customers in an amount reflecting what the Company expects to be entitled to in exchange for performance obligations. In order to apply this revenue recognition principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, a performance obligation is satisfied. See Note 5, Revenue Recognition for further information.

Revenues relating to point in time contracts are recognized when the customer obtains control of the product, which is generally at the time of shipping. Revenues and costs on certain long-term contracts are recognized on the percentage-of-completion method measured on the basis of costs incurred to estimated total costs for each contract. This method is used because management considers it to be the best available measure of progress towards completion on these contracts. Revenues and costs on contracts are subject to changes in estimates throughout the duration of the contracts, and any required adjustments are made in the period in which a change in estimate becomes known. Unbilled receivables for net revenues recognized in excess of the amounts billed for active projects are recognized as contract assets on the balance sheet.

The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues. The Company recognizes revenue net of sales returns, rebates, penalties, and discounts. Accounts receivable allowances include sales returns and the allowance for credit losses. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience.

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

The following table presents changes in the accounts receivables allowance for doubtful accounts for the years ended December 31 (in thousands):

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year ended (As Restated)
December 31, 2021
Deducted from asset account:
Allowance for doubtful accounts	$10,596	$1,213	$(608)	$(420)	$10,781
Year ended (As Restated)
December 31, 2020
Deducted from asset account:
Allowance for doubtful accounts	$3,948	$6,274	$999	$(625)	$10,596
Year ended (As Restated)
December 31, 2019
Deducted from asset account:
Allowance for doubtful accounts	$3,400	$732	$549	$(733)	$3,948
(1) Uncollectible accounts written off, net of recoveries.

During 2021 the Company recorded a charge for allowance against contract assets in the amount of $4.4 million which is also the ending balance of allowance against contract assets as of December 31, 2021.

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

For more information see Note 17, Contingencies, Commitments and Guarantees.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets, such as trade names, are generally recorded and valued in connection with a business acquisition. For these assets, the Company performs a qualitative assessment on an annual basis to determine if it is more likely than not the asset is impaired (“Step 0” test). These assets are reviewed at least annually for impairment as of the October month end, or more frequently if facts and circumstances warrant. For any that fail the Step 0 test, the Company performs an impairment assessment at the asset level utilizing a fair value calculation. The Company has the option to bypass the qualitative assessment for an indefinite lived intangible asset in any period and proceed directly to the quantitative impairment test. Determining the fair value is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, the Company estimates the fair value using the relief from royalty method.

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

With respect to global intangible low-taxed income (“GILTI”), the Company has adopted a policy to account for this provision as a period cost.

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

For additional information, see Note 14, Share-Based Compensation.

Environmental Compliance and Remediation

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, which do not contribute to current or future revenue generation, are expensed. Expenditures that meet the criteria of “Regulated Operations” are capitalized. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. In accordance with ASC Topic 450, Contingencies, estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation.

Foreign Currency and Foreign Currency Contracts

The Company's international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets, liabilities, revenues, and costs of these subsidiaries are translated into United States (“U.S.”) dollars using exchange rates in effect at the end of the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk. The Company uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject the Company to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any gains and losses on the forward contracts are recognized as a component of other expense in its consolidated statements of operations.

The Company is subject to exchange rate related gains or losses resulting from foreign currency denominated transactions. Its net foreign exchange losses / (gains) recorded for the years ended December 31, 2021, 2020, and 2019 were $0.9 million, $1.7 million, and $(0.4) million, respectively and are included in other (income) expense in the consolidated statements of operations.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
				As Restated
	2021			2020			2019
	Net (Loss)	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount
Basic EPS	$(61,638)	20,201	$(3.05)	$(218,614)	19,982	$(10.94)	$(137,762)	19,903	$(6.92)
Dilutive securities, principally common stock awards	—	—	—	—	—	—	—	—	—
Diluted EPS	$(61,638)	20,201	$(3.05)	$(218,614)	19,982	$(10.94)	$(137,762)	19,903	$(6.92)

Certain stock options to purchase common shares and restricted stock units (“RSUs”) were anti-dilutive. There were 596,753 anti-dilutive stock options, RSUs, and RSU MSPs for the year ended December 31, 2021 with exercise prices ranging from $32.76 to $60.99. There were 663,986 anti-dilutive stock options, RSUs and RSU MSPs for the year ended December 31, 2020 with exercise prices ranging from $33.63 to $71.56. There were 431,165 anti-dilutive stock options and RSUs for the year ended December 31, 2019 with exercise prices ranging from $33.63 to $71.56.

Cash and Cash Equivalents

The Company's cash equivalents are invested in time deposits of financial institutions, and it has established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.

Restricted Cash

Restricted cash represents cash that is legally restricted as to withdrawal or usage and includes amounts required to be maintained in relation to bank guarantees in certain jurisdictions. Restricted cash is classified within other current assets on the consolidated balance sheets.

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

Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in: Note 13, Financing Arrangements along with Derivative Financial Instruments, and Note 16, Retirement Plans (for assets held in trust).

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

See Note 9, Property, Plant and Equipment for additional information.

Research and Development

Research and development expenditures, including certain engineering costs, are expensed when incurred and are included in selling, general and administrative expenses. Research and development expenditures for the years ended December 31, 2021, 2020, and 2019 were $7.6 million, $8.4 million, and $7.6 million, respectively.

Sale of Receivables

The Company has an active receivables purchasing agreement with a bank whereby the Company can sell selected account receivables and receive between 90% to 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected.

During 2021, the Company sold a total of $38.1 million in receivables under the program, receiving $38.0 million in cash of which $0.8 million related to prior year. The outstanding purchase price component of $0.9 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2021. During 2020, the Company sold a total of $58.9 million in receivables under the program, receiving $58.0 million in cash. The outstanding purchase price component of $0.9 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2020.

New Accounting Standards

Adopted

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other areas or transactions that are impacted by reference rate reform (i.e., by the transition of LIBOR and other interbank offered rates to alternative reference interest rates). The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company adopted the standard as of January 1, 2021, and intends to apply the provisions of this standard to contract modifications if and when applicable. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company early adopted this amendment as of June 28, 2020. The adoption of the standard did not have a material impact to the Company’s consolidated financial position and results of operations as well as related income tax disclosures.

On January 1, 2019, the Company adopted ASU 2016-02, Leases, and all related amendments ("ASC Topic 842"), under the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which among other things, allowed the carry forward of historical lease classifications.

(4)    Discontinued Operations and Assets Held for Sale

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

During the second quarter of 2020, the Company completed the sale of its DV business to MS Valves GmbH for negative $8.3 million and a working capital adjustment of negative $2.0 million at the time of closing. The transaction is subject to an earnout of 50% of net profit (only if positive) from closing through December 31, 2022. The Company had agreed to provide certain transition services for six to twelve months, depending on the nature of the services. As part of transaction the Company retained certain supplier and lease liabilities and responsibility for shutting down DV’s Mexico manufacturing facility. The Company recognized a loss of $21.6 million in 2020 from the sale of DV, including costs to sell and working capital adjustments.

During 2021, the Company continued to settle certain retained liabilities related to the sale of its DV business. During the third quarter of 2021, the Company recognized a gain of $2.7 million related to an extinguished liability for the lease settlement of the Mexico manufacturing facility.

The following table presents the summarized components of income (loss) from discontinued operations, for the EV and DV businesses for the years ended December 31, 2021, 2020, and 2019 (in thousands):

			As Restated
	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net revenues	$—	$10,055	$79,351
Cost of revenues	—	26,399	104,217
Gross (loss)	—	(16,344)	(24,866)
Selling, general and administrative expenses	(84)	9,074	14,190
Special and restructuring charges, net (1)	17	17,831	85,603
Operating income (loss)	67	(43,249)	(124,659)
Other (income) expense:
Interest (income), net	—	(14)	(8)
Other (income) expense, net	(1,581)	614	(378)
Total other (income) expense, net	(1,581)	600	(386)
Income (loss) from discontinued operations, pre tax	1,648	(43,849)	(124,273)
(Benefit from) provision for income taxes	242	(8,709)	(16,821)
Income (loss) from discontinued operations, net of tax	$1,406	$(35,140)	$(107,452)
(1) The year ended December 31, 2020, includes a loss on the sale of the DV business of $21.6 million. The year ended December 31, 2019, includes a valuation allowance of $39.8 million for the DV business, loss on sale of the EV business of $37.9 million, and goodwill and intangible asset impairments related to the DV business of $7.9 million.

Assets Held for Sale

In addition to its businesses classified as discontinued operations, the Company has other disposal groups that meet the requirements of ASC 360-10 to be classified as held for sale in its consolidated balance sheets.

In December 2020, the Company determined that its Cryogenic Valves business (“Cryo”) which is part of the Industrial segment constituted a disposal group that satisfied the held for sale classification criteria. In accordance with ASC 360-10, prior period results have not been restated to reflect the Cryo business as held for sale.

The following table presents the balance sheet information for assets of the Cryo business held for sale as of December 31, 2020 (in thousands):

Held for Sale
Inventories	$2,963
Prepaid expenses and other current assets	48
Property, plant, and equipment, net	162
Goodwill	1,900
Classified as current (1)	5,073
Total assets held for sale	$5,073
(1) The Company classifies all assets held for sale as current on the consolidated balance sheet because it is probable that these assets will be sold within one year.

(5)    Revenue Recognition

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

For revenue that is recognized from products and services transferred to customers over-time, the Company uses an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. The Company uses the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as it incurs costs on its contracts. Under the cost-to-cost measure of progress, revenue is recognized proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate. Accounting for over-time contracts requires reliable estimates in order to estimate total contract revenue and costs. For these contracts, management reviews the progress and execution of the Company's performance obligations at least quarterly. Management estimates the profit on a contract as the difference between the total estimated revenue and estimate at completion (“EAC”) costs and recognizes the resultant profit over the life of the contract, using the cost-to-cost EAC input method to measure progress toward complete satisfaction of a performance obligation. A change in one or more of these estimates could affect the profitability of the related contracts. Management recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. The impact of adjustments in contract estimates on our operating earnings can be reflected in either cost of revenues or revenue.

On December 31, 2021, the Company had $212.8 million of transaction price related to remaining performance obligations. It expects to recognize approximately 71% of our remaining performance obligations as revenue during 2022, 26% in 2023, and 3% thereafter.

Contract Balances

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

In order to determine revenue recognized in the period from contract liabilities, the Company first allocates revenue to the individual contract liabilities balances outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liabilities as opposed to a portion applying to the new advances for the period. Revenue recognized during the years ended December 31, 2021 and 2020, that was included in contract liabilities as of the beginning of each year amounted to 24.5 million and 22.4 million, respectively.

The Company’s contract assets and contract liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

		As Restated
	December 31, 2021	December 31, 2020	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$87,527	$65,271	$22,256
Recorded within other non-current assets	6,336	10,824	(4,488)
Total	$93,863	$76,095	$17,768

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$26,870	$24,857	$2,013
Recorded within other non-current liabilities	4,847	9,412	(4,565)
Total	$31,717	$34,269	$(2,552)

Contract assets increased by $17.8 million during the year ended December 31, 2021, primarily due to unbilled revenue recognized during the period for over-time revenue contracts within the Defense, Refinery Valves, Commercial and Other businesses partially offset by allowances against contract assets.

Contract liabilities decreased by $2.6 million during the year ended December 31, 2021, primarily due to recognition of revenue against customer advances within the Defense business in excess of advances received in the current year partially offset by receipt of customer advances in the Refinery Valves business in excess of recognition of revenue against customer advances in the current year.

Disaggregation of Revenue

The Company determined that disaggregating revenue into the categories shown in the table below meets the disclosure objective in ASC 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present the revenue disaggregated by major product line and geographical market (in thousands):

	Year Ended	As Restated	As Restated
Revenue by Major Product Line	December 31, 2021	December 31, 2020	December 31, 2019
Industrial Segment
Valves	$185,044	$199,715	$347,633
Pumps	321,082	299,494	337,004
Total	$506,126	$499,209	$684,637
Aerospace & Defense Segment
Commercial Aerospace & Other	$92,059	$90,835	$124,023
Defense	160,482	175,175	148,602
Total	252,541	266,010	272,625
Net Revenue	$758,667	$765,219	$957,262

	Year Ended	As Restated	As Restated
Revenue by Geographical Market	December 31, 2021	December 31, 2020	December 31, 2019
Industrial Segment
EMEA	$230,176	$217,853	$285,936
North America	146,307	170,301	265,973
Other	129,643	111,055	132,728
Total	$506,126	$499,209	$684,637
Aerospace & Defense Segment
EMEA	$59,242	$61,726	$74,657
North America	179,589	188,817	172,676
Other	13,710	15,467	25,292
Total	$252,541	$266,010	$272,625
Net Revenue	$758,667	765,219	957,262

(6)    Special and Restructuring Charges (Recoveries), net

Special and Restructuring Charges (Recoveries), net

Special and restructuring charges (recoveries), net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below as well as gain or loss on sale of businesses not classified as discontinued operations. All items described below are recorded in Special and restructuring charges (recoveries), net on the Company's consolidated statements of operations. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019:

	Special and Restructuring Charges (Recoveries), net
	Year Ended December 31,	Year Ended December 31,	As Restated
	2021	2020	2019
Special charges (recoveries), net	$20,038	$(39,248)	$16,362
Restructuring charges, net	4,234	4,945	5,186
Total special and restructuring charges (recoveries), net	$24,272	$(34,303)	$21,548

Special Charges (Recoveries), net

The table below (in thousands) outlines the special charges (recoveries), net recorded for the year ended December 31, 2021:

	Special Charges (Recoveries), net
	Year Ended December 31, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Cryo divestiture gain	$—	$(1,947)	$—	$(1,947)
Heater & Control Valve divestiture charges	—	3,459	407	3,866
Debt refinancing charge	—	—	8,693	8,693
Incremental loss allowance	—	7,943	—	7,943
Other special charges, net	39	1,105	339	$1,483
Total special charges, net	$39	$10,560	$9,439	$20,038

Cryo divestiture: The Company recognized a net special recovery of $1.9 million from the sale of the Cryo business. The Company received cash proceeds of $7.2 million and recognized a pre-tax gain on sale of $1.9 million.

Heater & Control Valve divestiture: The Company recognized special charges of $3.9 million for the year ended December 31, 2021, related to the sale of the Heater and Control Valve businesses.

Debt refinancing charges: The Company incurred special charges of $8.7 million for the year ended December 31, 2021, related to the refinancing of the credit agreement.

Incremental loss allowance: The Company incurred special charges of $7.9 million for the year ended December 31, 2021, related to a contract assumed as part of the Fluid Handling acquisition. The charges relate to incremental loss allowance for a receivable, contract asset and sub-contractor claims.

Other special charges, net: The Company recognized special charges of $1.5 million for the year ended December 31, 2021. Included in the $1.1 million charge recognized within the Industrial segment was a contingency indemnification to the buyer of a previously divested business. The Company also recognized charges of $0.3 million in Corporate associated with streamlining operations and reducing costs.

The table below (in thousands) outlines the special charges, net recorded for the year ended December 31, 2020:

	Special Charges (Recoveries), net
	for the year ended December 31, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Divestiture- related	$—	$(53,203)	$46	$(53,157)
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	6,937	6,937
Amortization debt issuance costs	—	—	3,541	3,541
Other cost savings initiatives	19	371	3,041	3,431
Total special charges (recoveries), net	$19	$(52,832)	$13,565	$(39,248)

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

Amortization of debt issuance costs: During the first quarter of 2020, the Company amended its term loan agreement in place at that time. As part of this amendment, the Company accelerated amortization of $3.5 million in debt issuance costs.

The table below (in thousands) outlines the special charges, net recorded for the year ending December 31, 2019:

	Special Charges, net
	As Restated
	for the year ended December 31, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Divestiture- related	$—	$2,746	$1,881	$4,627
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	7,345	$7,345
Other cost saving initiatives	—	2,598	1,792	$4,390
Total special charges, net	$—	$5,344	$11,018	$16,362

Divestiture-related: The Company incurred net special charges of $4.6 million for the year ended December 31, 2019, primarily attributed to a gain on the sale of the RS business (in the Industrial segment) and losses in the Industrial segment associated with the sale of its Spence and Nicholson product lines. Corporate costs include certain costs associated with these and other divestiture activity.

Professional fees: The Company incurred special charges of $7.3 million for the year ended December 31, 2019, associated with the review and response to an unsolicited tender offer to acquire the Company.

Restructuring Charges, net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the years ended December 31, 2021, 2020, and 2019.

	Restructuring Charges, net
	as of and for the year ended December 31, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$181	$118	$—	$299
Employee related expenses	1,126	2,438	371	3,935
Total restructuring charges, net	$1,307	$2,556	$371	$4,234

Accrued restructuring charges as of December 31, 2020				$1,512
Total year to date charges, net (shown above)				4,234
Charges paid / settled, net				(3,907)
Accrued restructuring charges as of December 31, 2021				$1,839

Included in cost of revenues on the consolidated statements of operations for the year ended December 31, 2021 is $0.6 million for inventory write downs related to the exit of businesses and consolidation of facilities in the Industrial segment.

The Company expects to make payment or settle the majority of the restructuring charges accrued as of December 31, 2021 during 2022.

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
The Company made payment or settled the majority of the restructuring charges accrued as of December 31, 2020 during 2021.

	Restructuring Charges, net
	as of and for the year ended December 31, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$35	$(1,458)	—	$(1,423)
Employee related expenses	560	6,049	—	6,609
Total restructuring charges, net	$595	$4,591	$—	$5,186

Accrued restructuring charges as of December 31, 2018				$874
Total year to date charges, net (shown above)				5,186
Charges paid / settled, net				(861)
Accrued restructuring charges as of December 31, 2019				$5,199
The Company made payment or settled the majority of the restructuring charges accrued as of December 31, 2019 during the first half of 2020.

(7) Leases

The Company leases certain office spaces, warehouses, vehicles and equipment under operating leases. Leases with an initial term of 12-months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

For lease agreements entered into after the adoption of ASC Topic 842, which was adopted on January 1, 2019, the Company combines lease and non-lease fixed components for real estate, vehicles and equipment leases. It does not combine lease and non-lease components for information technology leases. Variable lease costs are not included within the measurement of the lease liability as they are entirely variable or the difference between the portion captured within the lease liability and the actual cost will be expensed as incurred. Variable costs are contractually obligated and relate primarily to common area maintenance and taxes, which are not material to the financial statements.

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

In determining the present value of lease payments, the Company uses the implicit borrowing rate in the lease, if available. In cases where a lease does not provide an implicit borrowing rate, it uses the incremental borrowing rate based on available information at the lease commencement date. As of December 31, 2021, none of its existing leases provided an implicit borrowing rate. The Company gives consideration to its debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. Additionally, it performs an entity-level financial assessment along with risk assessment by country or jurisdiction in the determination of the incremental borrowing rate. It updates its financial and risk assessments periodically. The Company reassesses lease classification and / or remeasures the lease liability in the event of the following: changes in assessment of renewal, termination or purchase option based on triggering events within our control, change in amounts probable of being owed under a residual guarantee, or contingency resolution.

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

Supplemental balance sheet information related to our leases is as follows (in thousands):

			As Restated
	December 31, 2021		December 31, 2020
Assets	Operating	Finance	Operating	Finance
Gross ROU Assets (1)	$26,657	$5,461	$25,508	$4,991
Less: Accumulated Amortization	(9,605)	(1,375)	(7,312)	(858)
Net ROU Assets	$17,052	$4,086	$18,196	$4,133

Liabilities	Operating	Finance	Operating	Finance
Current (2)	$3,682	$867	$3,995	$735
Non-current (3)	14,471	3,243	19,405	3,434
Total Lease Liabilities	$18,153	$4,110	$23,400	$4,169

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

The components of lease costs are as follows (in thousands):

	Year Ended	As Restated
Lease Costs	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost (1)	$5,912	$6,794	$5,071

Finance lease cost
Amortization of leased assets (2)	611	568	251
Interest on lease liabilities (3)	93	70	40
Total finance lease costs	704	638	291
Total lease cost	$6,616	$7,432	$5,362

(1) Operating lease costs are recorded within selling, general and administrative expenses or cost of revenues within the consolidated statements of operations depending upon the nature of the underlying lease.
(2) Finance lease amortization costs are recorded in cost of revenues, as well as selling, general and administrative expenses within the consolidated statements of operations.
(3) Finance lease interest costs are recorded in interest expense, net within the consolidated statements of operations.
Short-term lease expense and variable lease cost for the years ended December 31, 2021, 2020, and 2019 were not significant.

The estimated future minimum lease payments only include obligations for which the Company is reasonably certain it will exercise its renewal option. Such future payments are as follows (in thousands):

Maturity of Lease Liabilities	Operating	Finance	Total
2022	$4,775	$863	$5,638
2023	4,047	819	4,866
2024	3,140	812	3,952
2025	2,114	783	2,897
2026	1,839	685	2,524
After 2026	3,820	742	4,562
Less: Interest	1,582	594	2,176
Total	$18,153	$4,110	$22,263

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.9	6.3	6.7
Finance leases	5.6	6.2	6.8
Weighted average discount rate (percentage)
Operating leases	4.5%	6.8%	4.6%
Finance leases	2.0%	4.8%	2.0%

Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended	As Restated
Other Information	December 31, 2021	December 31, 2020	December 31, 2019
Operating Activities
Noncash lease expense on operating ROU assets	$303	$268	$(17,625)
Amortization expense on finance ROU assets	611	568	251
Change in total operating lease liabilities	214	5,200	17,359
Principal paid on operating lease liabilities	(2,350)	(1,323)	(4,301)
Total Operating Activities	$(1,222)	$4,713	$(4,316)
Financing Activities
Principal paid on finance lease liabilities	$(654)	$(557)	$(281)
Supplemental
Interest paid on finance lease liabilities	$93	$70	$40
As of December 31, 2021, the Company has not entered into any lease agreements with related parties.

(8)    Inventories

Inventories consisted of the following (in thousands):

		As Restated
	December 31, 2021	December 31, 2020
Raw materials	$51,911	$63,017
Work in process	55,942	44,145
Finished goods	15,490	20,930
Inventories	$123,343	$128,092

The Company regularly reviews inventory quantities on hand and records a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on estimated forecast of product demand. Once inventory value is written-down a new cost basis has been established. For the years ended December 31, 2021, 2020, and 2019, charges for excess and obsolete inventory and net realizable value reserves totaled $3.4 million, $4.3 million, and $0.6 million, respectively.

(9)    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

		As Restated
	December 31, 2021	December 31, 2020
Land	$31,377	$32,802
Buildings and improvements	84,846	85,515
Manufacturing machinery and equipment	122,944	136,160
Computer equipment and software	39,111	38,031
Furniture and fixtures	13,477	13,450
Vehicles	797	545
Construction in progress	15,517	12,133
Property, plant and equipment, at cost	308,069	318,636
Less: Accumulated depreciation	(153,608)	(152,614)
Property, plant and equipment, net	$154,461	$166,022

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $22.9 million, $20.4 million, and $22.0 million, respectively.

Property, plant and equipment, net, at December 31, 2020 excludes $0.2 million related to Cryo held for sale assets.

The Company recorded additions to property, plant and equipment of $1.5 million and $1.0 million in the years ended December 31, 2021 and December 31, 2020, respectively, for which cash payments had not yet been made.

(10)    Goodwill and Other Intangible Assets

The following table shows goodwill by segment as of December 31, 2021 and 2020 (in thousands):

	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2020 (As Restated)	$57,468	$79,455	$136,923
Impairment	—	(10,500)	(10,500)
Heater & Control Valve divestiture	—	(755)	(755)
Currency translation adjustments	(108)	(2,654)	(2,762)
Goodwill as of December 31, 2021	$57,360	$65,546	$122,906

		As Restated	As Restated
	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2019	$57,385	$215,308	$272,693
Impairment	—	(138,078)	(138,078)
Reclassification of Cryo to assets held for sale	—	(1,900)	(1,900)
Currency translation adjustments	83	4,125	4,208
Goodwill as of December 31, 2020 (As Restated)	$57,468	$79,455	$136,923

The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of our October month end or more frequently if the Company believes indicators of impairment exist.

As part of its annual goodwill impairment assessment during the fourth quarter of 2021, the Company reassessed the aggregation criteria for its reporting units and determined that the Refinery Valves component in the Industrial segment no longer satisfied criteria for aggregation with the Industrial reporting unit and was identified as a separate reporting unit. Accordingly, goodwill of the previously aggregated Industrial reporting unit was reassigned on a relative fair value basis between the Refinery Valves and Industrial reporting units. The reassignment resulted in $10.5 million of goodwill reassigned from the aggregated Industrial reporting unit to the Refinery Valves reporting unit. The Company performed its goodwill impairment assessment immediately before and after the change in reporting units, on the aggregated Industrial reporting unit and disaggregated Refinery Values and Industrial reporting units.

The fair value of the aggregated and disaggregated Industrial reporting unit immediately prior to and following the change in reporting units, exceeded its carrying value and its goodwill was not impaired. The fair value of the Refinery Valves reporting unit was less than its carrying value and resulted in a goodwill impairment charge of all of the Refinery Valves reporting unit goodwill in the amount of $10.5 million. The fair value of the Aerospace & Defense reporting unit exceeded its carrying value and its goodwill was not impaired.

The Refinery Valves long-lived asset group was not impaired and did not suffer a decline in utility requiring a reassessment of the long-lived assets in the asset group.

For the annual goodwill impairment assessment during the fourth quarter of 2021, the Company estimated the fair value of its reporting units, using an income approach based on the present value of future cash flows. The Company believes this approach was the best approximation of fair value of its reporting units and incorporates assumptions market participants would use in estimating the fair value of reporting units. The Company also utilized the implied market value method under the market approach to validate the fair value amount it obtained using a discounted cash flow model income approach which indicated a control premium. The key assumptions utilized in our discounted cash flow model included an estimated rate of revenue growth and the discount rate based on a weighted average cost of capital. The estimated fair values using a discounted cash flow model were reconciled to the value indicated by the market capitalization including an assessment of the implied control premium. The relevant inputs, estimates and assumptions used in the implied market value method included our market capitalization as of the end of October 2021, and selection of a control premium.

The Company also performed its annual impairment testing of indefinite-lived assets during the fourth quarter of 2021. This impairment evaluation was performed using the relief from royalty valuation method. Based on this analysis, the fair value of the indefinite-lived assets exceeded their carrying values and the assets were deemed to be not impaired. The Company believes its procedures for estimating fair value were reasonable and consistent with market conditions at the time of estimation.

At March 29, 2020, the Company reorganized its reporting units (see Note 19, Business Segment and Geographical Information) and had its stock price drop below book value, which the Company determined were triggering events requiring an assessment of its goodwill and indefinite-lived trade names. The Company's asset groups did not experience a triggering event, and its long-lived assets did not suffer a decline in utility requiring a reassessment of their useful lives. Through its assessment, management determined that its long-lived assets other than goodwill were not impaired.

For the assessment of goodwill as of March 29, 2020, the Company estimated the fair value of its two reporting units, Industrial and Aerospace & Defense, using an income approach based on the present value of future cash flows. The Company also utilized the implied market value method under the market approach to validate the fair value amount it obtained using a discounted cash flow model income approach which indicated a control premium. Management believes this approach was the best approximation of fair value of its reporting units given the environment and considering the uncertainty caused by the COVID-19 pandemic. The key assumptions utilized in discounted cash flow model included an estimated rate of revenue growth and the discount rate based on a weighted average cost of capital. The estimated fair values using a discounted cash flow model were reconciled to the value indicated by the market capitalization including an assessment of the implied control premium. The relevant inputs, estimates and assumptions used in the implied market value method included our market capitalization as of March 29, 2020, and selection of a control premium.

Based on the impairment assessment as of March 29, 2020, the Company determined that goodwill in the Industrial reporting unit had been impaired and, accordingly, resulted in a goodwill impairment charge of $138.1 million during the first quarter of 2020. This includes a restatement adjustment to increase the originally recognized goodwill impairment charge of $116.2 million, by $21.9 million. The $21.9 million incremental goodwill impairment charge resulted from a decrease to Pipeline Engineering forecasts included in the Industrial reporting unit fair value, identified in the restatement and further discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements. Historical accumulated goodwill impairments in continuing operations prior to 2020 were immaterial.

Goodwill impairment was measured at fair value on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3).

The tables below present gross intangible assets and the related accumulated amortization (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	302,358	(137,861)	164,497
Acquired technology	135,972	(72,708)	63,264
Total Amortized Assets	$443,698	$(215,937)	$227,761

Non-amortized intangibles (primarily trademarks and trade names)	$75,715	$—	$75,715

Net Carrying Value of Intangible assets			$303,476

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	310,458	(112,411)	198,047
Order backlog	2,000	(2,000)	—
Acquired technology	138,833	(60,760)	78,073
Total Amortized Assets	$456,659	$(180,539)	$276,120

Non-amortized intangibles (primarily trademarks and trade names)	$77,475	$—	$77,475

Net Carrying Value of Intangible assets			$353,595

Amortization of intangible assets was $42.3 million, $43.7 million and $47.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	After 2026
Estimated amortization expense	$36,655	$32,141	$28,245	$24,727	$21,535	$84,458

The annual impairment testing of non-amortized intangible assets was completed as the end of October 2021 and consisted of a comparison of the fair value of the intangible assets with carrying amounts. No impairments of non-amortized intangible assets were recorded for the year ended December 31, 2021.

(11)    Income Taxes

The significant components of our deferred income tax liabilities and assets were as follows (in thousands):

		As Restated
	December 31,	December 31,
	2021	2020
Deferred income tax (liabilities):
Fixed Assets	(12,315)	(12,485)
Intangible Assets	(41,425)	(50,165)
Right of Use Lease	(3,175)	(4,134)
Other	(3,957)	(2,000)
Total deferred income tax liabilities	(60,872)	(68,784)
Deferred income tax assets:
Accrued Expenses	4,937	5,126
Bad Debt	2,375	3,995
Equity Compensation	3,191	3,621
Right of Use Lease	3,457	4,332
Inventory	4,768	5,040
Other	6,804	8,082
Net operating loss and credit carry-forward	96,511	88,598
Pension	23,727	36,532
Interest	22,329	16,262
Goodwill	10,813	10,850
Total deferred income tax assets	178,912	182,438
Valuation allowance	(139,005)	(138,689)
Deferred income tax asset, net of valuation allowance	39,907	43,749
Deferred income tax liability	$(20,965)	$(25,035)

The (benefit from) provision for income taxes is based on the following pre-tax (loss) income (in thousands):

		As Restated
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Domestic	$(55,752)	$(168,988)	$(42,692)
Foreign	(2,110)	41,416	25,434
(Loss) income before income taxes	$(57,862)	$(127,572)	$(17,258)

The provision for income taxes consisted of the following (in thousands):

		As Restated
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Current provision:
Federal - U.S.	$—	$165	$—
Foreign	7,942	8,415	16,509
State -U.S.	232	548	596
Total current provision	$8,174	$9,128	$17,105
Deferred expense (benefit):
Federal - U.S.	$130	$39,293	$7,333
Foreign	(3,052)	5,033	(11,346)
State -U.S.	(70)	2,448	(40)
Total expense (benefit) deferred	(2,992)	46,774	(4,053)
Total provision for income taxes	$5,182	$55,902	$13,052

Actual income taxes reported from operations were different from those that would have been computed by applying the federal statutory tax rate to (loss) income before income taxes. The expense for income taxes differed from the U.S. statutory rate due to the following:

		As Restated
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Expected federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.3)	(2.1)	9.1
Impairment	—	(6.5)	—
U.S. permanent differences	(1.7)	—	(1.0)
Foreign tax rate differential	3.7	2.8	(23.5)
Unbenefited losses	—	—	(0.3)
Tax reserve	(2.6)	(0.6)	(0.2)
Rate Change	(1.7)	(0.1)	3.5
GILTI	—	—	(2.3)
Intercompany financing	—	—	17.8
Foreign-derived intangible income (“FDII”)	—	—	6.3
Prior period adjustment	0.2	1.4	25.8
Dispositions	(1.0)	(0.7)	(129.4)
Valuation Allowance	(24.7)	(59.1)	—
Other, net	(5.2)	0.3	(9.4)
Equity compensation	2.0	(0.3)	(0.7)
Research and development	1.3	—	7.7
Effective tax rate	(9.0)%	(43.8)%	(75.6)%

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

The Company recognized a valuation allowance for the German and the U.S. net DTAs during the year ended December 31, 2020. The Company reviewed the retention of the German and U.S. valuation allowances as of December 31, 2021. In both the case of Germany and the U.S. there is a cumulative three year loss at December 31, 2021. The Company concluded that the negative evidence outweighed the positive evidence as of December 31, 2021. Therefore, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at December 31, 2021. The Company maintained a valuation allowance related to the German deferred tax assets of $13.2 million and $17.3 million, as of December 31, 2021 and December 31, 2020, respectively. The Company maintained a valuation allowance related to the U.S. deferred tax assets of $73.1 million and $67.9 million, as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, and 2020, the Company maintained a total valuation allowance of $139.0 million and $138.7 million, respectively, which relates to foreign, federal, and state deferred tax assets as of December 31, 2021 and foreign, federal and state deferred tax assets as December 31, 2020. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	December 31,	As Restated
	2021	2020	2019
Deferred tax valuation allowance at January 1	$138,689	$46,967	$54,716
Additions	9,329	91,866	1,456
Acquired	—	—	150
Deductions	(9,013)	(144)	(9,355)
Deferred tax valuation allowance at December 31	$139,005	$138,689	$46,967

The Company files income tax returns in the US federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2018 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006, with the exception of net operating loss carryforwards. The Company is currently under examination for income tax filings in various foreign jurisdictions.

As of December 31, 2021, the Company had U.S. federal net operating losses of $55.6 million, U.S. tax credits of $21.4 million, foreign net operating losses of $202.0 million, state net operating losses of $151.2 million and state tax credits of $4.0 million. As of December 31, 2020, the Company had U.S. federal net operating losses of $27.1 million, U.S. tax credits of $20.9 million, foreign net operating losses of $206.7 million, state net operating losses of $109.5 million and state tax credits of $2.3 million. The U.S. tax credits, if not utilized, will expire in 2026-2037. A portion of the foreign net operating losses $100.2 million expire at various dates through 2036; the remainder have an unlimited carryforward period. The federal net operating losses have an unlimited carryforward period. The state net operating losses and state tax credits, if not utilized, will expire at various dates through 2040.

As of December 31, 2021, the liability for uncertain income tax positions was approximately $2.6 million. Approximately $0.9 million as of December 31, 2021 represents the amount that if recognized would affect the Company’s effective income tax rate in future periods. The Company does not expect the unrecognized tax benefits to change over the next 12 months. The table below does not include interest and penalties of $0.2 million and $0.1 million as of December 31, 2021 and 2020, respectively.

The following is a reconciliation of the Company’s liability for uncertain income tax positions for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Balance beginning January 1	$1,078	$630	$593
Additions/(reductions) for tax positions of prior years	1,529	448	—
Additions/(reductions) based on tax positions related to current year	212	—	37
Tax Audit Settlement	(200)	—	—
Currency movement	(41)	—	—
Balance ending December 31	$2,578	$1,078	$630

Undistributed earnings of our foreign subsidiaries amounted to $89.0 million and $108.0 million at December 31, 2021 and December 31, 2020, respectively. The undistributed earnings of our foreign subsidiaries (except for one of our China subsidiaries) are considered to be indefinitely reinvested unless earnings can be repatriated in a tax efficient manner and accordingly, no provision for income taxes has been recorded (except for withholding taxes related to the forementioned China subsidiary). Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

(12)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

		As Restated
	December 31,	December 31,
	2021	2020
Customer deposits and obligations	$18,636	$18,540
Commissions payable and sales incentive	3,594	3,601
Warranty reserve	2,739	2,206
Professional fees	2,529	1,836
Taxes other than income tax	3,091	3,900
Other contract liabilities	8,215	6,182
Income tax payable	3,075	5,858
Short term pension liability and other post-employment benefits (OPEB)	4,560	4,939
Operating lease liability	3,682	3,995
Other	31,877	27,983
Total accrued expenses and other current liabilities	$81,998	$79,040

(13)    Financing Arrangements

Debt

Long-term debt consisted of the following (in thousands):

		As Restated
	December 31,	December 31,
	2021	2020
Term Loan at interest rates ranging from 4.3%-5.0% in 2021 and 4.3%-5.2% in 2020	$525,000	$492,038
Line of Credit at interest rates ranging from 3.6%-6.75% in 2021 and 3.6%-7.2% in 2020	—	27,900
Short-Term Borrowings	1,311	1,624
Total Principal Debt Outstanding	526,311	521,562
Less: Unamortized Discount and Debt Issuance Costs	13,006	12,050
Less: Short-Term Borrowings and Current Portion of Long-Term Debt	1,611	1,624
Total Long-Term Debt, net	$511,694	$507,888

	2022	2023	2024	2025	2026	Thereafter
Minimum principal payments	$1,611	$5,300	$5,300	$5,300	$5,300	$503,500

On December 20, 2021, the Company entered into a secured credit agreement (the “New Credit Agreement”), which provides for a $100.0 million revolving line of credit with a five year maturity and a $530.0 million term loan with a seven year maturity which was funded in full at closing. The New Credit Agreement replaced and terminated the Company’s prior credit agreement, dated as of December 11, 2017 (the “Prior Credit Agreement”). The Prior Credit Agreement, under which the Company had borrowings of $492.0 million on its term loan and $38.7 million on its revolving line of credit, was terminated on December 20, 2021.

The term loan requires quarterly principal payments of 0.25% of initial aggregate principal amount until maturity. The Company has mandatory debt repayment obligations of $5.3 million per year ($1.3 million per quarter) until 2028 under the New Credit Agreement. However, since the Company made a $5.0 million prepayment on its term loan on December 31, 2021, only $0.3 million remains due in 2022. During 2020, the Company paid down $161.8 million on its term loan under the Prior Credit Agreement from proceeds received through the sale of the I&S business. During 2019, the Company paid down its term loan under the Prior Credit Agreement by $123.3 million primarily with divestiture-related proceeds.

Per the New Credit Agreement, additional loans may be made available under the New Credit Agreement up to the greater of $100.0 million or 80% of total earnings before interest, taxes, depreciation, and amortization plus the amount of certain voluntary prepayments and plus an amount subject to compliance with a first lien net leverage ratio of 4.50 to 1.00 or less upon request by the Company subject to specified terms and conditions. The Company may repay any borrowings under the New Credit Agreement at any time, subject to certain limited and customary restrictions stated; provided, however, that if the Company prepays all or any portion of the term loan in connection with a repricing transaction on or prior to the 6-month anniversary of the origination date, the Company must pay a prepayment premium of 1.0% of the aggregate principal amount of the term loan so prepaid. The New Credit Agreement was subsequently amended on April 8, 2022 and then again on May 27, 2022, as further described at Note 22, Subsequent Events.

In connection with the Prior Credit Agreement, the Company had $9.3 million of unamortized debt discount and debt issuance costs associated with its term loan and $1.2 million unamortized deferred financing fees associated with its revolver as of the agreement termination date of December 20, 2021. Under the New Credit Agreement, the Company incurred $12.0 million of debt discount and issuance costs associated with the term loan and $0.8 million of fees associated with the revolver. For the new term loan, the Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. As a result, the Company accounted for a combination of old and new debt discount and issuance costs totaling $13.0 million as a modification (recorded as a debt discount and issuance costs on the consolidated balance sheet) and accounted for $8.3 million as a debt extinguishment (included in special charges on the consolidated statements of operations). For the new revolving credit facility, $0.4 million of unamortized deferred financing fees was written off as a debt extinguishment (included in special charges on the consolidated statements of operations) and $0.8 million was rolled into the New Credit Agreement (included in other assets) based on the borrowing capacity with the underlying banks.

As of December 31, 2021, the Company had borrowings of $525.0 million outstanding under the New Credit Agreement compared to $519.9 million as of December 31, 2020 under the Prior Credit Agreement. In addition, the Company had $1.3 million and $1.6 million in other short-term borrowings as of December 31, 2021 and December 31, 2020, respectively.

The Company had $24.7 million and $30.4 million in letters of credit issued under the New Credit Agreement and Prior Credit Agreement as of December 31, 2021 and December 31, 2020, respectively. The Company recorded non-cash interest expense of $3.9 million, $4.1 million, and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the amortization of its deferred financing costs. The New Credit Agreement revolving line of credit facility matures on December 20, 2026 whereas the term loan facility matures on December 20, 2028.

The Company's outstanding debt balances are characterized as Level 2 financial instruments. As of December 31, 2021, the estimated fair value of its gross debt (before netting debt issuance costs) was $524.3 million, or $2.0 million under its carrying value of $526.3 million. This compares to an estimated fair value of $519.0 million, or $2.6 million under its carrying value of $521.6 million as of December 31, 2020.

Financial Instruments

As of December 31, 2021 and December 31, 2020, the Company had restricted cash balances of $1.4 million and $1.7 million, respectively. These balances are recorded within prepaid expenses and other current assets on the consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

Effective July 2019, the Company entered into a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The three-year cross-currency swap had a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement mitigated foreign currency exchange rate exposure on the Company's net investment in Euro denominated subsidiaries and was not for speculative trading purposes. The cross-currency swap agreement was pursuant to an ISDA Master Agreement with Deutsche Bank AG and provided for early termination if the counterparty ceased to be part of the Company's secured lender group. Concurrent with the New Credit Agreement, the cross-currency swap was terminated in December 2021 and settled at its then fair value of $0.1 million. As of December 31, 2020 the cross-currency swap had a net fair value liability of $6.2 million.

Effective April 2018, the Company entered into an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate swap continues to be highly effective at achieving offsetting cash flows attributable to the hedged risk under the New Credit Agreement for its remaining term to April 2022. The interest rate swap is a qualifying hedging instrument and is accounted for as a cash flow hedge pursuant to ASC Topic 815, Derivatives and Hedging. As of December 31, 2021 and December 31, 2020, the interest rate swap had a fair value liability of $2.2 million and $8.6 million, respectively.

The aggregate net fair value of the interest rate swap and cross-currency swap as of December 31, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	Significant Other Observable Inputs
	Level 2
	2021	2020
Derivative asset	$—	$2,359
Derivative liabilities	$(2,187)	$(17,139)

Derivative balances are recorded in accrued expenses and other current liabilities of $(2.2) million on the Company's consolidated balance sheet as of December 31, 2021. December 31, 2020 balances are recorded in other non-current liabilities of $(10.6) million, accrued expenses and other current liabilities of $(6.5) million, and prepaid expenses and other current assets of $2.4 million.

The amount of gain (loss) recognized in other comprehensive (loss) income (“OCI”) and reclassified from accumulated other comprehensive (loss) income (“AOCI”) to earnings are summarized below (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Amount of gain (loss) recognized in OCI	$(284)	$(5,433)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net)	$(6,682)	$(6,162)
At December 31, 2021, amounts expected to be reclassified from AOCI into interest expense in the next 12 months is a loss of $1.8 million.

Interest expense related to the portion of the Company's term loan subject to the interest-rate swap agreement was $24.0 million for the year ended December 31, 2021 and $24.1 million for the year ended December 31, 2020.

(14)    Share-Based Compensation

The Company has three share-based compensation plans as of December 31, 2021: (1) the 2019 Stock Option and Incentive Plan (the “2019 Plan”), (2) the 2014 Stock Option and Incentive Plan (the “2014 Plan”), and (3) the Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). The 2019 Plan was adopted by its Board of Directors (subject to shareholder approval) on February 20, 2019 and approved by its shareholders at the Company's annual meeting on May 9, 2019. On May 25, 2021 at the Company's annual meeting, the Company's shareholders approved an amendment to the 2019 Plan increasing the number of shares available for issuance from 1,000,000 to 2,000,000 shares (subject to adjustment for stock splits and similar events). As of May 9, 2019, no new awards will be granted under either the 2014 Plan or the 1999 Plan. As a result, any shares subject to outstanding awards under the 2014 Plan and the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2019 Plan. All plans permit the grant of the following types of awards to its officers, other employees and non-employee directors: incentive stock options, nonqualified stock options, deferred stock awards, restricted stock awards, restricted stock unit (“RSU”) awards, unrestricted stock awards, performance share awards, cash based awards, stock appreciation rights (“SARs”) and dividend equivalent rights. Under the 2019 Plan, shares issued for all awards count against the aggregate share limit as 1.0 share for every share actually issued. All stock options and RSUs granted under the 1999 Plan are either 100% vested or have been terminated. RSUs granted under the 2014 Plan and the 2019 Plan generally vest within three years. RSUs will be settled in shares of the Company's common stock. As of December 31, 2021, there were 1,274,109 shares available for grant under the 2019 Plan.

As of December 31, 2021, there were 596,753 stock options and 507,647 RSUs outstanding.

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the consolidated statements of operations, net of actual forfeitures. Compensation expense related to its share-based plans for the years ended December 31, 2021, 2020, and 2019 was $5.3 million, $5.5 million and $5.4 million, respectively. During 2021, expenses related to share-based compensation were recorded entirely in selling, general and administrative expenses. During 2020, $0.2 million of share based compensation expense was classified in discontinued operations related to the sale of the DV business and is not included in the expense of $5.5 million which relates to continuing operations. As of December 31, 2021, there was $7.4 million of total unrecognized compensation cost related to the Company's outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years. This compares to $5.4 million for 2020 and $8.1 million for 2019, respectively.

Stock Options

During the years ended December 31, 2021 and December 31, 2020, there were no stock option awards granted for the purchase of shares of the Company's common stock, compared with 153,726 granted in 2019.

The Company uses the Black Scholes pricing model to fair value the option awards. The average fair value of stock options granted during 2019 was $11.84 and was estimated using the following weighted-average assumptions:

Year Ended December 31,
2019
Risk-free interest rate	2.6%
Expected life (years)	4.3
Expected stock volatility	38.1%
Expected dividend yield	—%

There were no stock option grants during 2021 and 2020.

Restricted Stock Units

The Company accounts for RSU awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company granted 245,345, 616,612 and 205,291 RSUs, respectively, with weighted average fair values of $40.53, $12.88, and $32.92 per RSU award, respectively.

On April 2, 2020, the Company granted 44,511 RSUs to its former Senior Vice President and Chief Financial Officer as an inducement RSU award upon his joining the Company. This award was granted outside the 2019 Plan pursuant to applicable New York Stock Exchange rules and vests ratably over a three year period. This award is no longer outstanding as of December 31, 2021; 14,837 shares of this award vested during 2021 and 29,674 shares were forfeited.

During 2021, 2020, and 2019, the Company granted performance-based RSUs as part of the overall mix of RSU awards. In 2021, these performance-based RSU awards include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three year performance period. The target payout range is 0% to 200% with a cap not to exceed 600% of the target value on grant date. The 2021 performance-based RSUs are valued using a Monte Carlo Simulation model to account for the market condition on grant date. In 2020, these performance-based RSU Awards included metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. In 2019, these performance-based RSUs included metrics for achieving adjusted operating margin and adjusted free cash flow with the same target payouts as the 2020 awards. Of the different performance-based RSU tranches without a market condition, the Company anticipates approximately 1% overall achievement and probability to vest. Of the 245,345 RSUs granted during 2021, 70,933 are performance-based RSU awards. This compares to 109,278 and 67,362 performance-based RSU awards granted in 2020 and 2019, respectively.

The CIRCOR Management Stock Purchase Plan (“MSPP”), which is a component of all three of the Company's share-based compensation plans, provides that eligible employees may elect to receive RSUs in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for RSUs (“RSU MSPs”). Each RSU MSP represents a right to receive one share of the Company's common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. During 2021, RSU MSPs totaling 31,248 were granted with per unit discount amounts representing fair values of $13.14. There were no RSU MSPs granted during 2020. RSU MSPs totaling 56,379 with per unit discount amounts representing fair values of $11.10 were granted under the MSPP during the year ended December 31, 2019.

A summary of the status of all stock options and RSU awards granted to employees and non-employee directors as of December 31, 2021 and changes during the year are presented in the table below:

	December 31, 2021
	Stock Options		RSU Awards		RSU MSPs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Options and awards outstanding at beginning of period	666,785	$43.31	666,627	$17.11	78,298	$24.99
Granted	—	$—	245,345	$40.53	31,248	$26.68
Exercised/Settled	(4,506)	$33.63	(337,993)	$17.58	(32,582)	$34.44
Added by performance factor	—	$—	1,133	$42.62	—	$—
Forfeited	(3,661)	$33.63	(129,716)	$23.65	(14,713)	$23.65
Expired	(61,865)	$51.58	—	$—	—	$—
Options and awards outstanding at end of period	596,753	$42.58	445,396	$27.81	62,251	$24.35
Options and awards exercisable at end of period	554,874	$43.26	1,338	$42.62	—	$—

The weighted average contractual term for stock options outstanding and exercisable as of December 31, 2021 was 2.2 years and 2.1 years, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.0 million, $0.0 million and $0.0 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2021, 2020, and 2019 was $1.1 million, $1.7 million, and $1.8 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2021 was $0.0 million and $0.0 million, respectively. As of December 31, 2021, there was $0.1 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 0.2 years.

The aggregate intrinsic value of RSU awards settled during the years ended December 31, 2021, 2020, and 2019 was $12.2 million, $1.9 million, and $2.0 million, respectively. The aggregate fair value of RSU awards vested during the 12 months ended December 31, 2021, 2020 and 2019 was $6.0 million, $3.0 million, and $2.6 million, respectively. The aggregate intrinsic value of RSU awards outstanding as of December 31, 2021 was $12.1 million. As of December 31, 2021, there was $7.1 million of total unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted average period of 2.0 years.

There were no RSU MSPs exercisable as of December 31, 2021 compared to 1,469 as of December 31, 2020, and 5,446 as of December 31, 2019. The aggregate intrinsic value of RSU MSPs settled during the years ended December 31, 2021, 2020, and 2019 was $0.2 million, $0.0 million, and $0.0 million, respectively. The aggregate fair value of RSU MSPs vested during the years ended December 31, 2021, 2020, and 2019 was $0.4 million, $0.4 million, and $0.2 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding as of December 31, 2021 was $0.2 million. As of December 31, 2021, there was $0.3 million of total unrecognized compensation costs related to RSU MSPs that is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information about equity awards outstanding at December 31, 2021:

	Equity Awards Outstanding				Equity Awards Exercisable
(aggregate intrinsic value in thousands)	Awards	Average Share Price *	Aggregate Intrinsic Value	Remaining Term **	Awards	Average Share Price *	Aggregate Intrinsic Value	Remaining Term **
Stock Options	596,753	$42.58	$—	2.2	554,874	$43.26	$—	2.1
RSU Awards	445,396	$27.81	$12,106	1.5	1,338	$42.62	$36	N/A
RSU MSPs	62,251	$24.35	$176	1.1	—	$—	$—	N/A
* Weighted-average exercise price per share for options and weighted- average grant date price for RSUs.
** Weighted-average contractual remaining term in years.

The Company also grants cash settled stock unit awards to some of its international employee participants. These cash settled awards generally vest ratably over a three year period based on the closing price of the Company's common stock at the time of vesting. As of December 31, 2021, there were 33,454 cash settled stock unit awards outstanding compared with 43,061 cash settled stock unit awards outstanding as of December 31, 2020. During 2021, the aggregate cash used to settle cash settled stock unit awards was $0.7 million. As of December 31, 2021, the Company had $0.4 million in accrued expenses and other current liabilities for cash settled stock unit awards compared with $0.7 million as of December 31, 2020. Cash settled stock unit award related compensation costs for the year ended December 31, 2021 totaled $0.6 million and were recorded entirely in selling, general and administrative expense. In 2020, cash settled stock unit award-related compensation costs totaled $0.7 million and were recorded as follows: $0.6 million as selling, general and administrative expense and $0.1 million as special charges related to the sale of the I&S business. The special charge amount related to the accelerated vesting of awards as a result of the transaction. In 2019, cash settled stock unit award-related compensation costs totaled $1.4 million and were recorded as follows: $1.1 million as selling, general and administrative expense and $0.3 million as special charges related to the sale of the EV business. The variability in cash settled stock unit award related compensation costs year over year was primarily driven by changes in stock price.

(15)    Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, trade receivables and contract assets. A significant portion of its revenue, receivables and contract assets are from customers associated with the aerospace, defense, and industrial markets. The Company performs ongoing credit evaluations of its customers including obtaining advance payments or other security when appropriate and maintains allowances for potential credit losses. For the years ended December 31, 2021, 2020, and 2019, the Company had no customers that accounted for more than 10% of its consolidated revenues.

(16)    Retirement Plans

U.S. Contribution Plan

The Company offers a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate in the 401(k) savings plan. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. Under this plan, the Company matches a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations. The Company contributes 100% of the amount contributed by the employee, up to a maximum of 4% of the employee's earnings. Matching contributions under the updated 401(k) benefit plan vest 0% after one year, 50% after two years, and full vesting after three years of service. In the first quarter of 2020, the Company temporarily suspended the 401(k) match for certain employee populations for the year. In the first quarter of 2021 the Company reinstated the temporarily suspended 401(k) match.

The cost of the Company's 401(k) plan is outlined below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of 401(k) plan	$4,226	$458	$3,428

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

During fiscal year 2021, the Company made cash contributions of approximately $0.8 million to its U.S. plans and $4.3 million to its foreign plans. In 2022, it expects to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements (approximately $1.0 million in the U.S. and approximately $3.6 million for its foreign plans). The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. The Company anticipates fulfilling these commitments through the generation of cash flow from operations.

The components of net periodic benefit cost for the postretirement plans were as follows (in thousands):

	Pension Benefits			Other Post-retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$3,235	$2,812	$2,694	$3	$3	$2
Interest cost	4,019	6,958	10,061	160	262	359
Expected return on assets	(10,094)	(11,737)	(11,979)	—	—	—
Net actuarial (gain) / loss	—	—	—	—	—	—
Amortization	—	—	—	—	—	—
Net periodic benefit cost	(2,840)	(1,967)	776	163	265	361
Net loss (gain) amortization	912	279	441	—	—	(32)
Prior service cost amortization	17	15	15	—	—	—
Total amortization	929	294	456	—	—	(32)
Net periodic benefit cost	$(1,911)	$(1,673)	$1,232	$163	$265	$329
The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations for the post-retirement plans are shown below:

	Pension Benefits			Other Post-retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Net periodic benefit cost:
Discount rate – U.S.	1.93%	2.83%	3.93%	2.65%	3.05%	4.10%
Discount rate – Foreign	0.82%	1.24%	2.00%	N/A	N/A	N/A
Expected return on plan assets - U.S.	4.50%	5.50%	6.25%	N/A	N/A	N/A
Expected return on plan assets - Foreign	2.20%	2.95%	3.70%	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.20%	3.20%	3.15%	N/A	N/A	N/A
Benefit obligations:
Discount rate – U.S.	2.41%	1.93%	2.83%	2.26%	2.26%	3.05%
Discount rate – Foreign	1.30%	0.82%	1.24%	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.20%	3.20%	3.09%	N/A	N/A	N/A

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

Assumed health care cost trend rates pre-65 trend at December 31, 2021 and 2020 were 7.5% and 6.5%, respectively. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2021 and 2020 were 4.5% and 4.5%, respectively, and the years that the rate reaches the ultimate trend rate were 2034 and 2029, respectively. Assumed health care cost trend rates post-65 trend at December 31, 2021 and 2020 were 7.5% and 6.5%, respectively. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2021 and 2020 were 4.5% and 4.5%, respectively, and the year that the rate reaches the ultimate trend rate were 2034 and 2029, respectively.

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

The funded status of the defined benefit post-retirement plans and amounts recognized in the consolidated balance sheets, measured as of December 31, 2021 and December 31, 2020 were as follows (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Change in projected benefit obligation:
Balance at beginning of year	$412,834	$382,179	$10,893	$10,193
Service cost	3,235	2,812	3	3
Interest cost	4,019	6,958	160	262
Amendments	—	12	—	—
Actuarial (gain) loss (1)	(24,873)	30,833	(382)	828
Exchange rate (gain) loss	(9,597)	12,541	0	—
Benefits paid	(21,808)	(22,501)	(430)	(393)
Balance at end of year	$363,810	$412,834	$10,244	$10,893
Change in fair value of plan assets:
Balance at beginning of year	$247,821	$235,297	$—	$—
Actual return on assets	22,375	29,624	—	—
Exchange rate (loss) gain	(305)	895	—	—
Benefits paid	(21,808)	(22,501)	(430)	(393)
Employer contributions	4,694	4,506	430	393
Fair value of plan assets at end of year (2)	$252,777	$247,821	$—	$—
Funded status:
Excess of benefit obligation over the fair value of plan assets	$(111,033)	$(165,013)	$(10,244)	$(10,893)
Pension plan accumulated benefit obligation (“ABO”)	$363,810	$412,834	N/A	N/A

(1) The changes in benefit obligations were primarily drive by changes in discount rates in both U.S. and foreign obligations.
(2) Refer to table below for further disclosure regarding the fair value of plan assets.

The fair values of the Company’s pension plan assets as of December 31, 2021 and 2020 utilizing the fair value hierarchy were as follows (in thousands):

	December 31, 2021					December 31, 2020
	Measured at Net Asset Value (1)	Level 1	Level 2	Level 3	Total	Measured at Net Asset Value (1)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Cash Equivalents:
Money Market Funds	$21	$867	$—	$—	$888	$21	$656	$—	$—	$677
Mutual Funds:
Bond Funds	$46,956	—	—	—	46,956	—	—	—	—	—
Comingled Pools:
Opportunistic	5,930	—	—	—	5,930	20,827	—	—	—	20,827
Investment Grade	105,217	—	—	—	105,217	59,013	—	—	—	59,013
Non-U.S. Equity	20,596	—	—	—	20,596	53,570	—	—	—	53,570
U.S. Equity	43,067	—	—	—	43,067	84,186	—	—	—	84,186
Global Low Volatility	—	—	—	—	—	20	—	—	—	20
Insurance Contracts	—	—	815	—	815	—	—	807	—	807
Foreign Plans:
Cash	—	245	—	—	245	—	85	—	—	85
Equity	—	11,733	—	—	11,733	—	11,229	—	—	11,229
Non-U.S. government and corporate bonds	—	17,050	—	—	17,050	—	17,092	—	—	17,092
Insurance Contracts	—	—	—	280	280	—	—	38	277	315
Other	—	—	—		—	—	—	—	—	—
Total Fair Value	$221,787	$29,895	$815	$280	$252,777	$217,637	$29,062	$845	$277	$247,821
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

The following information is presented as of December 31, 2021 and 2020 (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2021	2020	2021	2020
Funded status, end of year:
Fair value of plan assets	$252,777	$247,821	$—	$—
Projected Benefit obligation	(363,810)	(412,834)	(10,244)	(10,893)
Net pension liability	$(111,033)	$(165,013)	$(10,244)	$(10,893)
Post-retirement amounts recognized in the balance sheet consists of:
Non-current asset	$13,799	$2,885	$—	$—
Current liability	(3,951)	(4,256)	(609)	(683)
Non-current liability	(120,881)	(163,642)	(9,635)	(10,210)
Total	$(111,033)	$(165,013)	$(10,244)	$(10,893)
Amounts recognized in accumulated other comprehensive loss consist of:
Net losses (gains)	$6,375	$45,339	$(437)	$(55)
Prior service cost	308	328	—	—
Total	$6,683	$45,667	$(437)	$(55)

As of December 31, 2021, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter were as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter
Pension Benefits - All Plans	$22,132	$21,777	$21,430	$20,926	$20,433	$93,400
Other Post-retirement Benefits	609	591	566	556	540	2,437
Expected benefit payments	$22,741	$22,368	$21,996	$21,482	$20,973	$95,837

(17)    Contingencies, Commitments and Guarantees

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

During the second quarter of 2021 the Company was notified of a contract termination by one of its Industrial segment customers. The basis for termination is under dispute and the ultimate outcome of this matter is uncertain. During the fourth quarter of 2021 the Company recorded a full allowance against the outstanding receivables resulting in a charge of $6.3 million. The Company also has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Further, the Company is exposed to claims from sub-contractors for contract termination. The Company has received claims from sub-contractors and has accrued an additional $1.6 million in charges during the fourth quarter of 2021 as its best estimate of probable loss. Should the negotiations or settlement process be unfavorable for the Company, the Company may be unable to collect the outstanding receivables, be exposed to risk of loss on the outstanding performance guarantees, additional claims from sub-contractors, losses in excess of amounts accrued on claims from subs-contractors and potential future claims should any be asserted.

Standby Letters of Credit

The Company executes standby letters of credit, which include bank guarantees, bid bonds, and performance bonds, in the normal course of business to ensure its performance or payments to third parties. The aggregate notional value of these instruments was $32.5 million at December 31, 2021 of which $24.7 million were syndicated under the Credit Agreement and $39.3 million at December 31, 2020 of which $30.4 million were syndicated under the Credit Agreement. Based on the Company's historical experience with these types of instruments the Company does not expect potential obligations to be material to its financial position. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2021.

During May 2022, a Russian customer drew on a letter of credit related to an equipment system in the amount of $3.9 million, which the Company funded. The Company is contesting the draw and is pursuing actions to recover this amount from the customer.

 Commercial Contract Commitments

As of December 31, 2021, the Company had approximately $90.0 million of commercial contract commitments related to open purchase orders.

Insurance

The Company maintains insurance coverage of a type and with such limits as it believes are customary and reasonable for the risks it faces and in the industries in which it operates. While many of its policies do contain a deductible, the amount of such deductible is typically not material. The accruals for insured liabilities are not discounted and take into account these deductibles and are based on claims filed and reported as well as estimates of claims incurred but not yet reported.

Restatement of Prior Period Financial Statements and Non-Timely Filing of Financial Statements

As described in Note 2, Restatement of Previously Issued Consolidated Financial Statements, the Company discovered accounting irregularities in its Pipeline Engineering business going back to 2017. The Company conducted an investigation into the accounting irregularities at the Pipeline Engineering business and is restating its consolidated financial statements for the annual periods of 2020 and 2019, interim and year to date periods for 2020 and interim and year to date periods for the nine months ended October 3, 2021.

The Company was unable to timely file its Annual Report on Form 10-K for 2021 and Quarterly Report on Form 10-Q for the first quarter of 2022 with the Securities and Exchange Commission ("the SEC"). The discovery of accounting irregularities, restatement of prior period financial statements and non-timely filing of financial statements could expose the Company to future claims and losses. The Company has self-reported the identified accounting irregularities at the Pipeline Engineering business to the SEC and the Company continues to respond to requests for information from the SEC.

(18)    Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, the Company believes the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2021.
The Company records provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty liabilities are included in accrued expenses and other current liabilities on our consolidated balance sheets.

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance beginning January 1	$2,206	$1,642
Provisions	3,629	2,825
Claims settled	(3,040)	(2,313)
Currency translation adjustment	(56)	52
Balance ending December 31	$2,739	$2,206

For the year ended December 31, 2021, increases in warranty obligations were primarily driven by provisions and claims within our Refinery Valves, Industrial Pumps North America, and Industrial Pumps EMEA businesses.

(19)    Business Segment and Geographical Information

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

During the quarter ended March 29, 2020, the Company divested its Instrumentation & Sampling business, which was previously part of the Energy segment. In light of this divestiture, effective March 29, 2020, the Company realigned its segments by eliminating the Energy segment and moving the remaining businesses into the Industrial segment. Following the realignment the new reporting segments are Industrial and Aerospace & Defense in the first quarter of 2020, which is the level at which the CODM regularly reviews operating results and makes resource allocation decisions. The current and prior periods are reported under this new segment structure.

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

The following table presents certain reportable segment information (in thousands):

		As Restated
	As of and for the year ended December 31,	As of and for the year ended December 31,	As of and for the year ended December 31,
	2021	2020	2019
Net revenues
Industrial	$506,126	$499,209	$684,637
Aerospace & Defense	252,541	266,010	272,625
Consolidated revenues	$758,667	$765,219	$957,262

Segment income
Aerospace & Defense - Segment Operating Income	56,073	58,379	52,030
Industrial - Segment Operating Income	28,896	27,025	83,058
Corporate expenses	(30,638)	(30,378)	(33,820)
Subtotal	54,331	55,026	101,268
Special restructuring charges, net	4,234	4,945	5,186
Special other charges (recoveries), net	20,038	(39,248)	16,362
Special and restructuring charges (recoveries), net	24,272	(34,303)	21,548
Restructuring related inventory charges (recoveries), net	599	(251)	(820)
Acquisition amortization	41,772	42,463	45,715
Acquisition depreciation	6,511	3,986	4,352
Impairment charges	10,500	138,078	—
Restructuring, impairment and other cost, net	59,382	184,276	49,247
Consolidated operating (loss) income	(29,323)	(94,947)	30,473
Interest expense, net	32,365	34,219	48,609
Other (income), net	(3,826)	(1,594)	(878)
(Loss) from continuing operations before income taxes	$(57,862)	$(127,572)	$(17,258)
Identifiable assets
Industrial	$1,256,974	$1,328,179	$1,764,326
Aerospace & Defense	464,964	451,612	431,905
Corporate	(702,640)	(696,934)	(733,720)
Consolidated identifiable assets	$1,019,298	$1,082,857	$1,462,511

Capital expenditures
Industrial	$9,502	$6,928	$7,468
Aerospace & Defense	4,608	4,400	4,376
Corporate	467	466	1,074
Consolidated capital expenditures	$14,577	$11,794	$12,918

Depreciation and amortization
Industrial	$52,532	$50,961	$57,576
Aerospace & Defense	11,973	12,492	11,531
Corporate	653	610	529
Consolidated depreciation and amortization	$65,158	$64,063	$69,636

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $13.6 million, $12.1 million, and $18.9 million as of December 31, 2021, 2020, and 2019, respectively.

The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas (in thousands).

	Year Ended December 31,	As Restated
Net revenues by geographic area	2021	2020	2019
United States	$309,475	$340,705	$411,941
Germany	90,407	81,315	96,232
France	38,777	36,616	49,724
China	36,759	27,036	32,779
United Kingdom	32,341	33,439	36,760
Canada	16,421	18,413	25,963
Norway	10,391	12,765	23,045
Saudi Arabia	5,375	5,628	5,110
Russia	5,179	4,893	5,138
Rest of Europe	85,107	82,417	109,854
Rest of Asia-Pacific	89,186	80,112	104,404
Other	39,249	41,880	56,312
Total net revenues	$758,667	$765,219	$957,262

	December 31,
Long-lived assets by geographic area	2021	2020
United States	$78,472	$83,205
Germany	48,228	54,106
UK	9,781	10,511
India	7,196	7,698
France	3,621	3,274
Other	7,163	7,228
Total long-lived assets	$154,461	$166,022

(20)    Other (Income) Expense, Net

The following table outlines other (income) expense, net (in thousands):

	Year Ended December 31,	As Restated
	2021	2020	2019
Pension - Interest cost	$4,019	$6,958	$10,061
Pension - Expected return on assets	(10,094)	(11,737)	(11,979)
Foreign Currency Translations	898	1,745	(437)
Other	1,351	1,440	1,477
Other (income), net	$(3,826)	$(1,594)	$(878)

(21)    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of total shareholders' equity, for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2018 (As Restated)	$(49,083)	$(19,115)	$(1,516)	$(69,714)
Other comprehensive (loss)	(5,443)	(398)	(5,390)	(11,231)
Balance as of December 31, 2019 (As Restated)	(54,526)	(19,513)	(6,906)	(80,945)
Other comprehensive (loss) income	4,466	(13,846)	1,196	(8,184)
Balance as of December 31, 2020 (As Restated)	(50,060)	(33,359)	(5,710)	(89,129)
Other comprehensive income (loss)	(4,372)	38,303	6,398	40,329
Balance as of December 31, 2021	$(54,432)	$4,944	$688	$(48,800)

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

(22)    Subsequent Events

On January 19, 2022, Scott Buckhout stepped down from his position as President and Chief Executive Officer effective immediately. Also on January 28, 2022, Mr. Buckhout stepped down from his position on the Company’s Board of Directors effective immediately.

On January 28, 2022, Mr. Buckhout and the Company entered into an agreement and release (the “Buckhout Release Agreement”). Under the terms of the Buckhout Release Agreement and in accordance with his previously disclosed severance agreement dated April 9, 2013 (the “Buckhout Severance Agreement”), Mr. Buckhout will receive (a) $810,000, an amount equal to one year of his base salary, (b) $891,000, an amount equal to 100% of his annual target bonus, and (c) a lump sum, subject to certification by the Compensation Committee of the Board of Directors, of the amount earned under the Company’s 2021 Short Term Incentive Plan based on the Company’s actual performance against performance measures and weightings and Mr. Buckhout’s annual bonus target. In addition, pursuant to the Buckhout Release Agreement the Company shall cause to vest 35,602 of Mr. Buckhout’s unvested restricted stock units (RSUs), while Mr. Buckhout forfeited 48,389 RSUs. Mr. Buckhout had 24,177 Performance-Based Restricted Stock Units (PSU’s) vest on December 31, 2021, with the final settled share amount to be determined based on company performance in accordance with the terms of the award agreement. His remaining PSUs were forfeited. The Buckhout Severance Agreement also provides for the payment of up to 12 months of medical and dental COBRA coverage for Mr. Buckhout. Under the Buckhout Release Agreement, Mr. Buckhout released the Company from any claims and liabilities. Also on January 19, 2022, the Board appointed Aerospace & Defense Group President Tony Najjar as Chief Operating Officer of the Company and named him as the Company’s Interim President and Chief Executive Officer.

In February 2022, the Company entered into an agreement for the sale of a facility of a previously divested business, where the net carrying value of the facility is approximately $0.7 million. The Company closed on the transaction on May 12, 2022 and received net cash proceeds in the amount of $7.1 million.

On April 8, 2022, the Company amended the New Credit Agreement ("First Amendment") dated as of December 20, 2021. The First Amendment makes certain changes to the New Credit Agreement, including, among other things, (i) extending the deadline for the Company to deliver its annual financial statements for the fiscal year ended December 31, 2021 to May 31, 2022, (ii) increasing the interest rate margins for (a) the term loan facility to 5.50% with respect to Eurodollar loans, (b) the revolving facility to 4.75% with respect to Eurodollar loans and (c) the swing line facility to 3.75%, (iii) in the event of a step-down in the debt ratings of the facilities, increasing the interest rate margins for the term loan facility by an additional 0.50% during any such step-down period, (iv) decreasing certain debt, lien, investment, restricted payment and affiliate transaction baskets and negative covenant thresholds by 15%, (v) further decreasing or eliminating the use of certain debt, lien, investment and restricted payment baskets until the Company is able to deliver its annual financial statements for the fiscal year ended December 31, 2021, (vi) eliminating the minimum threshold and reinvestment rights with respect to mandatory prepayments of the term loans with the net cash proceeds of sale-leaseback transactions, subject to certain exceptions, (vii) restricting the Company’s ability to borrow swing loans or revolving loans if the aggregate amount of cash and cash equivalents of the Company and its domestic subsidiaries exceeds $10.0 million and creating a requirement to prepay outstanding swing loans and revolving loans with any such excess, in each case, during the Restricted Period, (viii) resetting the “soft call” prepayment premium for 12-months from Amendment date, and (ix) requiring the Company to hold private-side lender calls twice upon request of the Administrative Agent during the Restricted Period and promptly after the delivery of all quarterly and annual financial statements. In connection with the execution of the First Amendment, the Company paid approximately $12.5 million in customary arranger and lender consent fees, attorney fees, and reasonable and documented expenses of the Administrative Agent.

On May 27, 2022, the Company further amended the New Credit Agreement, as amended ("Second Amendment"). The Second Amendment makes certain changes to the Credit Agreement, including, among other things, (i) extending the deadline for the Company to deliver its audited financial statements for the fiscal year ended December 31, 2021 to July 30, 2022, (ii) extending the deadline for the Company to deliver its quarterly financial statements for the fiscal quarter ended April 3, 2022 to July 30, 2022, (iii) extending the deadline for the Company to deliver its quarterly financial statements for the fiscal quarter ending July 3, 2022 to September 30, 2022, and (iv) requiring the Company to hold private-side lender calls once per month upon request of the Administrative Agent during the period beginning on the Effective Date and ending on the last day of the Restricted Period, and promptly after the delivery of all quarterly and annual financial statements. In connection with the execution of the Second Amendment, the Company paid approximately $4.2 million in customary arranger and lender consent fees, attorney fees, and reasonable and documented expenses of the Administrative Agent

On April 8, 2022 the Company completed a sale-leaseback transaction for its Tampa, Florida facility. For the sale of the land and building the Company received net proceeds of $19.3 million in cash. Concurrent with the sale the Company leased back the facility at market for an initial lease term of 5 years with an option to renew for an additional term of 5 years. The Company will account for the transaction during the second quarter of 2022, and while the Company has not completed its accounting analysis it currently expects the sale-leaseback transaction to qualify as sale resulting in derecognition of the facility and an operating lease for the leaseback transaction.

In the second quarter of 2022 the Company substantially completed the exit of its Pipeline Engineering business. On April 14, 2022 the Company placed the Catterick, UK entity of the Pipeline Engineering business into Administration under the U.K. Insolvency Act of 1986 and the Insolvency (England and Wales) Rules 2016 (IR 2016). Further, the Company has substantially completed the exit of the Houston, Texas and Dubai locations of the Pipeline Engineering Business. Upon placing the Catterick, UK entity into Administration in the second quarter of 2022, the Company expects to deconsolidate the subsidiary under the provisions of ASC Topic 810, Consolidation. The exit of the Pipeline Engineering business will result in certain cash and non-cash charges in the first quarter and second quarter of 2022, the accounting for which is in process. The net assets of the Pipeline Engineering Business at December 31, 2021 approximate $7.0 million.

(23)    Quarterly Financial Information (Unaudited)

As further described in Note 2, the previously reported financial information for the quarters ended April 4, 2021 and March 29, 2020, July 4, 2021 and June 28, 2020 and October 3, 2021 and September 27, 2020, have been restated. Relevant restated financial information for the first, second and third quarters of fiscal 2021 and 2020 is included in this Annual Report on Form 10-K in the tables that follow. As part of the restatement, the Company recorded adjustments to correct the uncorrected misstatements in the impacted periods. Descriptions of the restatement references (a), (b), and (c) can be found in Note 2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	As Restated
	April 4, 2021	July 4, 2021	October 3, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,837	$58,862	$58,013
Trade accounts receivable, net	98,609	89,351	86,505
Inventories	134,398	135,005	130,376
Prepaid expenses and other current assets	92,475	99,104	109,055
Total Current Assets	390,319	382,322	383,949
PROPERTY, PLANT AND EQUIPMENT, NET	161,811	159,187	156,589
OTHER ASSETS:
Goodwill	135,253	135,014	134,152
Intangibles, net	337,864	328,957	315,452
Deferred income taxes	820	847	813
Other assets	42,024	37,289	40,265
TOTAL ASSETS	$1,068,091	$1,043,616	$1,031,220
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,425	$68,144	$73,731
Accrued expenses and other current liabilities	68,761	74,735	76,250
Accrued compensation and benefits	32,271	30,580	33,237
Short-term borrowings and current portion of long-term debt	1,604	1,353	1,426
Total Current Liabilities	170,061	174,812	184,644
LONG-TERM DEBT	525,573	512,375	507,093
DEFERRED INCOME TAXES	24,026	24,519	23,770
PENSION LIABILITY, NET	156,746	156,501	152,322
OTHER NON-CURRENT LIABILITIES	53,022	53,224	42,135
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; $— shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,543,496, 21,620,528 and 21,627,259 shares issued at April 4, 2021, July 4, 2021 and October 3, 2021, respectively	216	216	217
Additional paid-in capital	451,858	452,512	453,761
(Accumulated deficit) retained earnings	(148,239)	(167,022)	(169,652)
Common treasury stock, at cost (1,372,488 shares at April 4, 2021, July 4, 2021 and October 3, 2021)	(74,472)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(90,700)	(89,049)	(88,598)
Total Shareholders’ Equity	138,663	122,185	121,256
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,068,091	$1,043,616	$1,031,220

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	As Restated
	March 29, 2020	June 28, 2020	September 27, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$163,609	$117,719	$63,429
Trade accounts receivable, net	113,648	113,227	97,705
Inventories	143,420	147,829	142,667
Prepaid expenses and other current assets	85,370	99,150	101,277
Assets held for sale	26,617	—	—
Total Current Assets	532,664	477,925	405,078
PROPERTY, PLANT AND EQUIPMENT, NET	165,476	166,029	165,562
OTHER ASSETS:
Goodwill	129,978	135,369	136,566
Intangibles, net	368,519	363,087	357,038
Deferred income taxes	44,536	55,170	4,695
Other assets	32,337	36,501	42,116
TOTAL ASSETS	$1,273,510	$1,234,081	$1,111,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,115	$70,407	$64,538
Accrued expenses and other current liabilities	102,840	114,325	92,906
Accrued compensation and benefits	25,865	27,465	28,546
Liabilities held for sale	26,617	—	—
Short term borrowings and current portion of long-term debt	1,276	1,341	1,154
Total Current Liabilities	232,713	213,538	187,144
LONG-TERM DEBT	588,958	578,613	527,721
DEFERRED INCOME TAXES	17,160	18,173	19,710
PENSION LIABILITY, NET	137,779	145,138	143,599
OTHER NON-CURRENT LIABILITIES	41,939	44,830	58,527
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; $— shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,956,518, 19,994,356 and 19,997,931 shares issued at March 29, 2020, June 28, 2020 and September 27, 2020, respectively	213	214	214
Additional paid-in capital	447,867	449,576	451,351
(Accumulated deficit) retained earnings	(17,195)	(53,737)	(118,467)
Common treasury stock, at cost 1,372,488 shares at March 29, 2020, June 28, 2020 and September 27, 2020)	(74,472)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(101,452)	(87,792)	(84,272)
Total Shareholders’ Equity	254,961	233,789	174,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,273,510	$1,234,081	$1,111,055

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	April 4, 2021	July 4, 2021	July 4, 2021	October 3, 2021	October 3, 2021
Net revenues	$176,451	$187,590	$364,041	$189,709	$553,750
Cost of revenues	124,889	131,156	256,045	131,898	387,943
Gross profit	51,562	56,434	107,996	57,811	165,807
Selling, general and administrative expenses	57,637	58,188	115,825	53,546	169,371
Impairment charges	—	—	—	—	—
Special and restructuring charges (recoveries), net	(809)	6,803	5,995	814	6,808
Operating (loss) income	(5,266)	(8,557)	(13,824)	3,451	(10,372)
Other expense (income):
Interest expense, net	8,369	7,957	16,327	7,997	24,325
Other (income), net	(1,781)	(1,267)	(3,048)	(256)	(3,301)
Total other expense, net	6,588	6,690	13,279	7,741	21,024
(Loss) from continuing operations before income taxes	(11,854)	(15,247)	(27,103)	(4,290)	(31,396)
Provision for (benefit from) income taxes	(297)	2,659	2,360	850	3,206
(Loss) from continuing operations, net of tax	(11,557)	(17,906)	(29,463)	(5,140)	(34,602)
(Loss) income from discontinued operations, net of tax	(239)	(878)	(1,117)	2,510	1,393
Net (loss)	$(11,796)	$(18,784)	$(30,580)	$(2,630)	$(33,209)

Basic (loss) income per common share:
Basic from continuing operations	$(0.58)	$(0.89)	$(1.46)	$(0.25)	$(1.71)
Basic from discontinued operations	$(0.01)	$(0.04)	$(0.06)	$0.12	$0.07
Net (loss)	$(0.59)	$(0.93)	$(1.52)	$(0.13)	$(1.65)

Diluted (loss) income per common share:
Diluted from continuing operations	$(0.58)	$(0.89)	$(1.46)	$(0.25)	$(1.71)
Diluted from discontinued operations	$(0.01)	$(0.04)	$(0.06)	$0.12	$0.07
Net (loss)	$(0.59)	$(0.93)	$(1.52)	$(0.13)	$(1.65)

Weighted average common shares outstanding:
Basic	20,054	20,230	20,143	20,257	20,181
Diluted	20,054	20,230	20,143	20,257	20,181

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	March 29, 2020	June 28, 2020	June 28, 2020	September 27, 2020	September 27, 2020
Net revenues	$191,125	$183,509	$374,634	$185,290	$559,924
Cost of revenues	132,646	126,807	259,454	132,310	391,764
Gross profit	58,479	56,702	115,180	52,980	168,160
Selling, general and administrative expenses	60,352	54,407	114,759	51,150	165,909
Impairment charges	138,078	—	138,078	—	138,078
Special and restructuring (recoveries) charges, net	(42,292)	5,607	(36,685)	938	(35,747)
Operating (loss) income	(97,659)	(3,312)	(100,972)	892	(100,080)
Other expense (income):
Interest expense, net	9,011	8,486	17,497	8,202	25,699
Other (income) expense, net	(3,167)	2,023	(1,144)	750	(396)
Total other expense, net	5,844	10,509	16,353	8,952	25,303
(Loss) from continuing operations before income taxes	(103,503)	(13,821)	(117,325)	(8,060)	(125,383)
Provision for (benefit from) income taxes	5,046	(21,126)	(16,080)	56,990	40,910
(Loss) income from continuing operations, net of tax	(108,549)	7,305	(101,245)	(65,050)	(166,293)
Income (loss) from discontinued operations, net of tax	9,162	(43,847)	(34,685)	341	(34,345)
Net (loss)	$(99,387)	$(36,542)	$(135,930)	$(64,709)	$(200,638)

Basic (loss) income per common share:
Basic from continuing operations	$(5.45)	$0.37	$(5.07)	$(3.25)	$(8.33)
Basic from discontinued operations	$0.46	$(2.19)	$(1.74)	$0.02	$(1.72)
Net (loss)	$(4.99)	$(1.83)	$(6.81)	$(3.24)	$(10.04)

Diluted (loss) income per common share:
Diluted from continuing operations	$(5.45)	$0.36	$(5.07)	$(3.25)	$(8.33)
Diluted from discontinued operations	$0.46	$(2.16)	$(1.74)	$0.02	$(1.72)
Net (loss)	$(4.99)	$(1.80)	$(6.81)	$(3.24)	$(10.04)

Weighted average common shares outstanding:
Basic	19,935	19,987	19,962	20,001	19,975
Diluted	19,935	20,286	19,962	20,001	19,975

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	April 4, 2021	July 4, 2021	July 4, 2021	October 3, 2021	October 3, 2021
Net (loss)	$(11,796)	$(18,784)	$(30,580)	$(2,630)	$(33,209)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,218)	39	(3,178)	(1,244)	(4,423)
Interest rate swap adjustments	1,586	1,562	3,148	1,644	4,792
Pension adjustment	60	49	111	50	161
Other comprehensive (loss) income, net of tax	(1,572)	1,650	81	450	530
COMPREHENSIVE (LOSS) INCOME	$(13,368)	$(17,134)	$(30,499)	$(2,180)	$(32,679)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	March 29, 2020	June 28, 2020	June 28, 2020	September 27, 2020	September 27, 2020
Net (loss)	$(99,387)	$(36,542)	$(135,930)	$(64,709)	$(200,638)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18,226)	12,860	(5,366)	2,105	(3,261)
Interest rate swap adjustments	(2,320)	755	(1,565)	1,373	(192)
Pension adjustment	39	43	82	44	126
Other comprehensive (loss) income, net of tax	(20,507)	13,658	(6,849)	3,522	(3,327)
COMPREHENSIVE (LOSS)	$(119,894)	$(22,884)	$(142,779)	$(61,187)	$(203,965)

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	As Restated
	Three Months Ended	Six Months Ended	Nine Months Ended
	April 4, 2021	July 4, 2021	October 3, 2021
OPERATING ACTIVITIES
Net (loss)	$(11,796)	$(30,580)	$(33,209)
(Loss) income from discontinued operations, net of income taxes	(239)	(1,117)	1,393
(Loss) from continuing operations	(11,557)	(29,463)	(34,602)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	6,509	11,970	17,505
Amortization	10,696	21,353	31,929
Change in provision for bad debt expense	(465)	(356)	(383)
Write down of inventory	188	1,548	1,742
Compensation expense of share-based plans	1,402	2,903	4,165
Amortization of debt issuance costs	995	2,005	3,032
Deferred income tax (benefit) provision	(1,011)	(1,317)	823
(Gain) loss on sale of businesses	(1,947)	1,031	1,308
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	(3,707)	6,455	8,686
Inventories	(8,255)	(14,617)	(11,621)
Prepaid expenses and other assets	(8,875)	(10,119)	(26,686)
Accounts payable, accrued expenses and other liabilities	(2,547)	(1,158)	6,439
Net cash (used in) provided by continuing operations	(18,574)	(9,765)	2,337
Net cash (used in) discontinued operations	(636)	(579)	(2,484)
Net cash used in operating activities	(19,210)	(10,344)	(147)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(3,394)	(6,038)	(10,579)
Proceeds from the sale of property, plant and equipment	2	2	2
Proceeds from beneficial interest of factored receivables	812	998	1,531
Proceeds from sale of business	7,193	9,993	9,993
Net cash provided by investing activities	4,613	4,955	947
FINANCING ACTIVITIES
Proceeds from long-term debt	63,500	103,350	145,550
Payments of long-term debt	(46,500)	(100,250)	(148,450)
Net change in short-term borrowings	(22)	(292)	(225)
Proceeds from the exercise of stock options	151	151	151
Withholding tax payments on net share settlements on equity rewards	(3,274)	(4,119)	(4,154)
Net cash provided by (used in) financing activities	13,855	(1,160)	(7,128)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,615)	(1,782)	(2,834)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,357)	(8,331)	(9,162)
Cash, cash equivalents and restricted cash at beginning of year	68,607	68,607	68,607
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$66,250	$60,276	$59,445

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	As Restated
	Three Months Ended	Six Months Ended	Nine Months Ended
	March 29, 2020	June 28, 2020	September 27, 2020
OPERATING ACTIVITIES
Net (loss)	$(99,387)	$(135,930)	$(200,638)
Income (loss) from discontinued operations, net of income taxes	9,162	(34,685)	(34,345)
(Loss) from continuing operations	(108,549)	(101,245)	(166,293)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	5,121	10,079	14,881
Amortization	10,611	21,492	32,418
Change in provision for bad debt expense	5,824	7,768	7,219
Write down of inventory	787	1,259	3,023
Compensation expense of share-based plans	608	2,290	4,076
Amortization of debt issuance costs	4,513	5,488	6,463
Deferred income tax provision	—	—	—
Goodwill Impairment	138,078	138,078	138,078
(Gain) on sale of businesses	(54,356)	(54,253)	(54,253)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	(2,324)	921	19,365
Inventories	(11,564)	(14,320)	(8,894)
Prepaid expenses and other assets	(14,064)	(22,696)	(37,571)
Accounts payable, accrued expenses and other liabilities	8,010	(30,906)	8,970
Net cash used in continuing operations	(17,305)	(36,045)	(32,518)
Net cash used in discontinued operations	(5,320)	(11,532)	(14,022)
Net cash used in operating activities	(22,625)	(47,577)	(46,540)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(3,412)	(6,815)	(9,147)
Proceeds from the sale of property, plant and equipment	—	(142)	(122)
Proceeds from beneficial interest of factored receivables	599	1,339	2,212
Proceeds from sale of business	169,773	169,375	166,210
Net cash provided by continuing investing activities	166,960	163,757	159,153
Net cash provided by (used in) discontinued investing activities	68	(10,071)	(11,338)
Net cash provided by investing activities	167,028	153,686	147,815
FINANCING ACTIVITIES
Proceeds from long-term debt	129,325	129,325	165,800
Payments of long-term debt	(180,891)	(191,141)	(279,191)
Net change in short-term borrowings	154	174	(47)
Proceeds from the exercise of stock options	118	118	117
Withholding tax payments on net share settlements on equity rewards	(523)	(656)	(656)
Net cash used in financing activities	(51,817)	(62,180)	(113,977)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,582)	(1,833)	638
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	88,004	42,096	(12,064)
Cash, cash equivalents and restricted cash at beginning of year	77,054	77,054	77,054
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$165,058	$119,150	$64,990

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2020 (As Restated)	20,001	$214	$452,728	$(136,443)	$(89,129)	$(74,472)	$152,898
Net loss	—	—	—	(11,796)	—	—	(11,796)
Other comprehensive loss, net of tax	—	—	—	—	(1,572)	—	(1,572)
Stock options exercised	5	—	151	—	—	—	151
Conversion of restricted stock units	165	2	(2,423)	—	—	—	(2,421)
Share-based plan compensation	—	—	1,402	—	—	—	1,402
BALANCE AT APRIL 4, 2021 (As Restated)	20,171	$216	$451,858	$(148,239)	$(90,700)	$(74,472)	$138,663
Net loss	—	—	—	(18,784)	—	—	(18,784)
Other comprehensive loss, net of tax	—	—	—	—	1,650	—	1,650
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	77	—	(847)	—	—	—	(847)
Share-based plan compensation	—	—	1,501	—	—	—	1,501
BALANCE AT JULY 4, 2021 (As Restated)	20,248	$216	$452,512	$(167,023)	$(89,048)	$(74,472)	$122,185
Net loss	—	—	$—	(2,630)	$—	$—	(2,630)
Other comprehensive income, net of tax	—	—	—	—	450	—	450
Conversion of restricted stock units	7	1	(13)	—	—	—	(12)
Share-based plan compensation	—	—	1,262	—	—	—	1,262
BALANCE AT OCTOBER 3, 2021 (As Restated)	20,255	$217	$453,761	$(169,652)	$(88,599)	$(74,472)	$121,256

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2019 (As Restated)	19,912	$213	$446,657	$82,414	$(80,945)	$(74,472)	$373,867
Net loss	—	—	—	(99,387)	—	—	(99,387)
Cumulative effect adjustment related to adoption of (ASC 842)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax	—	—	—	—	(20,507)	—	(20,507)
Conversion of restricted stock units	41	—	420	—	—	—	420
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	673	—	—	—	673
BALANCE AT MARCH 29, 2020 (As Restated)	19,956	$213	$447,867	$(17,195)	$(101,452)	$(74,472)	$254,961
Net loss	—	—	—	(36,542)	—	—	(36,542)
Other comprehensive loss, net of tax	—	—	—	—	13,658	—	13,658
Conversion of restricted stock units	38	1	(134)	—	—	—	(133)
Share-based plan compensation	—	—	1,843	—	—	—	1,843
BALANCE AT JUNE 28, 2020 (As Restated)	19,994	$214	$449,576	$(53,737)	$(87,794)	$(74,472)	$233,789
Net loss	—	—	$—	(64,709)	$—	$—	(64,709)
Other comprehensive income, net of tax	—	—	—	—	3,522	—	3,522
Other	—	—	—	(22)	—	—	(22)
Conversion of restricted stock units	4	—	(11)	—	—	—	(11)
Share-based plan compensation	—	—	1,786	—	—	—	1,786
BALANCE AT SEPTEMBER 27, 2020 (As Restated)	19,998	$214	$451,351	$(118,466)	$(84,273)	$(74,472)	$174,354

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	As of April 4, 2021			As of March 29, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,680	$(10,843)	$64,837	$170,861	$(7,252)	$163,609	a
Trade accounts receivable, net	105,607	(6,998)	98,609	116,514	(2,866)	113,648	a
Inventories	135,291	(893)	134,398	147,175	(3,755)	143,420	a,b
Prepaid expenses and other current assets	103,632	(11,157)	92,475	86,840	(1,470)	85,370	a,b
Assets held for sale	—	—	—	26,617	—	26,617
Total Current Assets	420,210	(29,891)	390,319	548,007	(15,343)	532,664
PROPERTY, PLANT AND EQUIPMENT, NET	163,431	(1,620)	161,811	166,580	(1,104)	165,476	a
OTHER ASSETS:
Goodwill	156,917	(21,664)	135,253	150,928	(20,950)	129,978	c
Intangibles, net	337,864	—	337,864	368,519	—	368,519
Deferred income taxes	781	39	820	42,706	1,830	44,536	a,b
Other assets	43,999	(1,975)	42,024	32,337	—	32,337	a
TOTAL ASSETS	$1,123,202	$(55,111)	$1,068,091	$1,309,077	$(35,567)	$1,273,510
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,126	$299	$67,425	$76,298	$(183)	$76,115	a
Accrued expenses and other current liabilities	67,059	1,702	68,761	103,917	(1,077)	102,840	a,b
Accrued compensation and benefits	31,338	933	32,271	25,601	264	25,865	a,b
Liabilities held for sale	—	—	—	26,617	—	26,617
Short-term borrowings and current portion of long-term debt	—	1,604	1,604	—	1,276	1,276	a
Total Current Liabilities	165,523	4,538	170,061	232,433	280	232,713
LONG-TERM DEBT	525,573	—	525,573	588,958	—	588,958
DEFERRED INCOME TAXES	27,071	(3,045)	24,026	19,175	(2,015)	17,160	a,b
PENSION LIABILITY, NET	156,746	—	156,746	137,779	—	137,779
OTHER NON-CURRENT LIABILITIES	52,183	839	53,022	39,887	2,052	41,939	a
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—	—	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,543,496 and 19,956,518 shares issued at April 4, 2021 and March 29, 2020, respectively	216	—	216	213	—	213
Additional paid-in capital	451,858	—	451,858	447,867	—	447,867
(Accumulated deficit) retained earnings	(93,580)	(54,659)	(148,239)	20,110	(37,305)	(17,195)	a,b,c
Common treasury stock, at cost (1,372,488 shares at April 4, 2021 and March 29, 2020)	(74,472)	—	(74,472)	(74,472)	—	(74,472)
Accumulated other comprehensive loss, net of tax	(87,916)	(2,784)	(90,700)	(102,873)	1,421	(101,452)	a,b,c
Total Shareholders’ Equity	196,106	(57,443)	138,663	290,845	(35,884)	254,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,202	$(55,111)	$1,068,091	$1,309,077	$(35,567)	$1,273,510

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	As of July 4, 2021			As of June 28, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,181	$(13,319)	$58,862	$125,421	$(7,702)	$117,719	a
Trade accounts receivable, net	96,591	(7,240)	89,351	117,131	(3,904)	113,227	a
Inventories	136,012	(1,007)	135,005	148,383	(554)	147,829	a,b
Prepaid expenses and other current assets	109,683	(10,579)	99,104	94,969	4,181	99,150	a,b
Total Current Assets	414,467	(32,145)	382,322	485,904	(7,979)	477,925
PROPERTY, PLANT AND EQUIPMENT, NET	160,817	(1,630)	159,187	167,194	(1,165)	166,029	a
OTHER ASSETS:
Goodwill	156,785	(21,771)	135,014	156,654	(21,285)	135,369	c
Intangibles, net	328,957	—	328,957	363,087	—	363,087
Deferred income taxes	776	71	847	53,357	1,813	55,170	a,b
Other assets	40,199	(2,910)	37,289	34,171	2,330	36,501	a
TOTAL ASSETS	$1,102,001	$(58,385)	$1,043,616	$1,260,367	$(26,286)	$1,234,081
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,224	$(80)	$68,144	$68,155	$2,252	$70,407	a
Accrued expenses and other current liabilities	72,294	2,441	74,735	102,717	11,608	114,325	a,b
Accrued compensation and benefits	29,721	859	30,580	27,318	147	27,465	a
Short-term borrowings and current portion of long-term debt	—	1,353	1,353	—	1,341	1,341	a
Total Current Liabilities	170,239	4,573	174,812	198,190	15,348	213,538
LONG-TERM DEBT	512,375	—	512,375	578,613	—	578,613
DEFERRED INCOME TAXES	27,562	(3,043)	24,519	20,229	(2,056)	18,173	a,b
PENSION LIABILITY, NET	156,501	—	156,501	145,138	—	145,138
OTHER NON-CURRENT LIABILITIES	52,284	940	53,224	44,846	(16)	44,830	a,b
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—	—	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,620,528 and 19,994,356 shares issued at July 4, 2021 and June 28, 2020, respectively	216	—	216	214	—	214
Additional paid-in capital	452,512	—	452,512	449,576	—	449,576
(Accumulated deficit) retained earnings	(109,143)	(57,879)	(167,022)	(13,982)	(39,755)	(53,737)	a,b,c
Common treasury stock, at cost (1,372,488 shares at July 4, 2021 and June 28, 2020)	(74,472)	—	(74,472)	(74,472)	—	(74,472)
Accumulated other comprehensive loss, net of tax	(86,073)	(2,976)	(89,049)	(87,985)	193	(87,792)	a,b,c
Total Shareholders’ Equity	183,040	(60,855)	122,185	273,351	(39,562)	233,789
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,102,001	$(58,385)	$1,043,616	$1,260,367	$(26,286)	$1,234,081

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	As of October 3, 2021			As of September 27, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,969	$(13,956)	$58,013	$72,772	$(9,343)	$63,429	a
Trade accounts receivable, net	93,222	(6,717)	86,505	102,840	(5,135)	97,705	a
Inventories	132,242	(1,866)	130,376	144,476	(1,809)	142,667	a,b
Prepaid expenses and other current assets	118,783	(9,728)	109,055	98,401	2,876	101,277	a,b
Total Current Assets	416,216	(32,267)	383,949	418,489	(13,411)	405,078
PROPERTY, PLANT AND EQUIPMENT, NET	158,327	(1,738)	156,589	167,037	(1,475)	165,562	a
OTHER ASSETS:
Goodwill	155,739	(21,587)	134,152	158,117	(21,551)	136,566	c
Intangibles, net	315,452	—	315,452	357,038	—	357,038
Deferred income taxes	761	52	813	905	3,790	4,695	a,b
Other assets	43,780	(3,515)	40,265	43,621	(1,505)	42,116	a,b
TOTAL ASSETS	$1,090,275	$(59,055)	$1,031,220	$1,145,207	$(34,152)	$1,111,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,883	$848	$73,731	$63,966	$572	$64,538	a
Accrued expenses and other current liabilities	74,357	1,893	76,250	86,176	6,730	92,906	a,b
Accrued compensation and benefits	32,454	783	33,237	27,570	976	28,546	a
Short-term borrowings and current portion of long-term debt	—	1,426	1,426	—	1,154	1,154
Total Current Liabilities	179,694	4,950	184,644	177,712	9,432	187,144
LONG-TERM DEBT	507,093	—	507,093	527,721	—	527,721
DEFERRED INCOME TAXES	26,767	(2,997)	23,770	16,823	2,887	19,710	a,b
PENSION LIABILITY, NET	152,322	—	152,322	143,599	—	143,599
OTHER NON-CURRENT LIABILITIES	39,855	2,280	42,135	58,538	(11)	58,527	a,b
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—	—	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,627,259 and 19,997,931 shares issued at October 3, 2021 and September 27, 2020, respectively	217	—	217	214	—	214
Additional paid-in capital	453,761	—	453,761	451,351	—	451,351
(Accumulated deficit) retained earnings	(107,996)	(61,656)	(169,652)	(72,528)	(45,939)	(118,467)	a,b,c
Common treasury stock, at cost (1,372,488 shares at October 3, 2021 and September 27, 2020)	(74,472)	—	(74,472)	(74,472)	—	(74,472)
Accumulated other comprehensive loss, net of tax	(86,966)	(1,632)	(88,598)	(83,751)	(521)	(84,272)	a,b,c
Total Shareholders’ Equity	184,544	(63,288)	121,256	220,814	(46,460)	174,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,090,275	$(59,055)	$1,031,220	$1,145,207	$(34,152)	$1,111,055

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended April 4, 2021
	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net revenues	$180,655	$(4,204)	$176,451	a,b
Cost of revenues	124,574	315	124,889	a,b
Gross profit	56,081	(4,519)	51,562
Selling, general and administrative expenses	56,504	1,133	57,637	a,b
Special and restructuring (recoveries), net	(809)	—	(809)
Operating income (loss)	386	(5,652)	(5,266)
Other expense (income):
Interest expense, net	8,369	—	8,369
Other (income), net	(1,503)	(278)	(1,781)	a
Total other expense, net	6,866	(278)	6,588
(Loss) from continuing operations before income taxes	(6,480)	(5,374)	(11,854)
Provision for (benefit from) income taxes	400	(697)	(297)	a,b
(Loss) from continuing operations, net of tax	(6,880)	(4,677)	(11,557)
(Loss) from discontinued operations, net of tax	(239)	—	(239)
Net (loss)	$(7,119)	$(4,677)	$(11,796)

Basic (loss) per common share:
Basic from continuing operations	$(0.34)	$(0.24)	$(0.58)
Basic from discontinued operations	$(0.01)	$—	$(0.01)
Net (loss)	$(0.35)	$(0.24)	$(0.59)

Diluted (loss) per common share:
Diluted from continuing operations	$(0.34)	$(0.24)	$(0.58)
Diluted from discontinued operations	$(0.01)	$—	$(0.01)
Net (loss)	$(0.35)	$(0.24)	$(0.59)

Weighted average common shares outstanding:
Basic	20,054		20,054
Diluted	20,054		20,054

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended July 4, 2021			Six Months Ended July 4, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net revenues	$190,346	$(2,756)	$187,590	$371,001	$(6,960)	$364,041	a,b
Cost of revenues	130,460	696	131,156	255,034	1,011	256,045	a,b
Gross profit	59,886	(3,452)	56,434	115,967	(7,971)	107,996
Selling, general and administrative expenses	58,023	165	58,188	114,526	1,299	115,825	a,b
Special and restructuring charges, net	6,803	—	6,803	5,995	—	5,995
Operating (loss)	(4,940)	(3,617)	(8,557)	(4,554)	(9,270)	(13,824)
Other expense (income):
Interest expense, net	7,957	—	7,957	16,327	—	16,327
Other (income), net	(1,173)	(94)	(1,267)	(2,676)	(372)	(3,048)	a
Total other expense (income), net	6,784	(94)	6,690	13,651	(372)	13,279
(Loss) from continuing operations before income taxes	(11,724)	(3,523)	(15,247)	(18,205)	(8,898)	(27,103)
Provision for (benefit from) income taxes	2,961	(302)	2,659	3,360	(1,000)	2,360	a,b
(Loss) from continuing operations, net of tax	(14,685)	(3,221)	(17,906)	(21,565)	(7,898)	(29,463)
(Loss) from discontinued operations, net of tax	(878)	—	(878)	(1,117)	—	(1,117)
Net (loss)	$(15,563)	$(3,221)	$(18,784)	$(22,682)	$(7,898)	$(30,580)

Basic (loss) per common share:
Basic from continuing operations	$(0.73)	$(0.16)	$(0.89)	$(1.07)	$(0.39)	$(1.46)
Basic from discontinued operations	$(0.04)	$—	$(0.04)	$(0.06)	$—	$(0.06)
Net (loss)	$(0.77)	$(0.16)	$(0.93)	$(1.13)	$(0.39)	$(1.52)

Diluted (loss) per common share:
Diluted from continuing operations	$(0.73)	$(0.16)	$(0.89)	$(1.07)	$(0.39)	$(1.46)
Diluted from discontinued operations	$(0.04)	$—	$(0.04)	$(0.06)	$—	$(0.06)
Net (loss)	$(0.77)	$(0.16)	$(0.93)	$(1.13)	$(0.39)	$(1.52)

Weighted average common shares outstanding:
Basic	20,230		20,230	20,143		20,143
Diluted	20,230		20,230	20,143		20,143

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended October 3, 2021			Nine Months ended October 3, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net revenues	$190,782	$(1,073)	$189,709	$561,783	$(8,033)	$553,750	a,b
Cost of revenues	130,027	1,871	131,898	385,061	2,882	387,943	a,b
Gross profit	60,755	(2,944)	57,811	176,722	(10,915)	165,807
Selling, general and administrative expenses	53,265	281	53,546	167,792	1,579	169,371	a,b
Special and restructuring charges, net	814	—	814	6,808	—	6,808
Operating income (loss)	6,676	(3,225)	3,451	2,122	(12,494)	(10,372)
Other expense (income):
Interest expense, net	7,997	—	7,997	24,325	—	24,325
Other expense (income), net	134	(390)	(256)	(2,543)	(758)	(3,301)	a
Total other expense, net	8,131	(390)	7,741	21,782	(758)	21,024
(Loss) from continuing operations before income taxes	(1,455)	(2,835)	(4,290)	(19,660)	(11,736)	(31,396)
(Benefit from) provision for income taxes	(92)	942	850	3,268	(62)	3,206	a,b
(Loss) from continuing operations, net of tax	(1,363)	(3,777)	(5,140)	(22,928)	(11,674)	(34,602)
Income from discontinued operations, net of tax	2,510	—	2,510	1,393	—	1,393
Net income (loss)	$1,147	$(3,777)	$(2,630)	$(21,535)	$(11,674)	$(33,209)

Basic (loss) income per common share:
Basic from continuing operations	$(0.07)	$(0.18)	$(0.25)	$(1.14)	$(0.57)	$(1.71)
Basic from discontinued operations	$0.12	$—	$0.12	$0.07	$—	$0.07
Net income (loss)	$0.06	$(0.19)	$(0.13)	$(1.07)	$(0.58)	$(1.65)

Diluted (loss) income per common share:
Diluted from continuing operations	$(0.07)	$(0.18)	$(0.25)	$(1.14)	$(0.57)	$(1.71)
Diluted from discontinued operations	$0.12	$—	$0.12	$0.07	$—	$0.07
Net income (loss)	$0.06	$(0.19)	$(0.13)	$(1.07)	$(0.58)	$(1.65)

Weighted average common shares outstanding:
Basic	20,257		20,257	20,181		20,181
Diluted	20,257		20,257	20,181		20,181

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended March 29, 2020
	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net revenues	$192,213	$(1,088)	$191,125	a,b
Cost of revenues	132,170	476	132,646	a,b
Gross profit	60,043	(1,564)	58,479
Selling, general and administrative expenses	59,558	794	60,352	a,b
Impairment charges	116,182	21,896	138,078	c
Special and restructuring (recoveries), net	(42,292)	—	(42,292)
Operating (loss)	(73,405)	(24,254)	(97,659)
Other expense (income):
Interest expense, net	9,011	—	9,011
Other (income), net	(2,680)	(487)	(3,167)	a
Total other expense, net	6,331	(487)	5,844
(Loss) from continuing operations before income taxes	(79,736)	(23,767)	(103,503)
Provision for income taxes	8,374	(3,328)	5,046	a,b,c
(Loss) from continuing operations, net of tax	(88,110)	(20,439)	(108,549)
Income from discontinued operations, net of tax	9,162	—	9,162
Net (loss)	$(78,948)	$(20,439)	$(99,387)

Basic (loss) income per common share:
Basic from continuing operations	$(4.42)	$(1.03)	$(5.45)
Basic from discontinued operations	$0.46	$—	$0.46
Net (loss)	$(3.96)	$(1.03)	$(4.99)

Diluted (loss) income per common share:
Diluted from continuing operations	$(4.42)	$(1.03)	$(5.45)
Diluted from discontinued operations	$0.46	$—	$0.46
Net (loss)	$(3.96)	$(1.03)	$(4.99)

Weighted average common shares outstanding:
Basic	19,935		19,935
Diluted	19,935		19,935

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 28, 2020			Six Months Ended June 28, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net revenues	$186,066	$(2,557)	$183,509	$378,279	$(3,645)	$374,634	a,b
Cost of revenues	127,105	(298)	126,807	259,275	179	259,454	a,b
Gross profit	58,961	(2,259)	56,702	119,004	(3,824)	115,180
Selling, general and administrative expenses	54,738	(331)	54,407	114,296	463	114,759	a,b
Impairment charges	—	—	—	116,182	21,896	138,078	c
Special and restructuring charges (recoveries), net	5,607	—	5,607	(36,685)	—	(36,685)
Operating (loss)	(1,384)	(1,928)	(3,312)	(74,789)	(26,183)	(100,972)
Other expense (income):
Interest expense, net	8,486	—	8,486	17,497	—	17,497
Other expense (income), net	2,144	(121)	2,023	(536)	(608)	(1,144)	a
Total other expense, net	10,630	(121)	10,509	16,961	(608)	16,353
(Loss) from continuing operations before income taxes	(12,014)	(1,807)	(13,821)	(91,750)	(25,575)	(117,325)
(Benefit from) income taxes	(21,769)	643	(21,126)	(13,395)	(2,685)	(16,080)	a,b,c
Income (loss) from continuing operations, net of tax	9,755	(2,450)	7,305	(78,355)	(22,890)	(101,245)
(Loss) from discontinued operations, net of tax	(43,847)	—	(43,847)	(34,685)	—	(34,685)
Net (loss)	$(34,092)	$(2,450)	$(36,542)	$(113,040)	$(22,890)	$(135,930)

Basic (loss) per common share:
Basic from continuing operations	$0.49	$(0.12)	$0.37	$(3.93)	$(1.14)	$(5.07)
Basic from discontinued operations	$(2.19)	$—	$(2.19)	$(1.74)	$—	$(1.74)
Net (loss)	$(1.71)	$(0.12)	$(1.83)	$(5.66)	$(1.15)	$(6.81)

Diluted (loss) per common share:
Diluted from continuing operations	$0.48	$(0.12)	$0.36	$(3.93)	$(1.14)	$(5.07)
Diluted from discontinued operations	$(2.16)	$—	$(2.16)	$(1.74)	$—	$(1.74)
Net (loss)	$(1.68)	$(0.12)	$(1.80)	$(5.66)	$(1.15)	$(6.81)

Weighted average common shares outstanding:
Basic	19,987		19,987	19,962		19,962
Diluted	20,286		20,286	19,962		19,962

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 27, 2020			Nine Months Ended September 27, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net revenues	$186,640	$(1,350)	$185,290	$564,920	$(4,996)	$559,924	a,b
Cost of revenues	130,630	1,680	132,310	389,905	1,859	391,764	a,b
Gross profit	56,010	(3,030)	52,980	175,015	(6,855)	168,160
Selling, general and administrative expenses	50,652	498	51,150	164,948	961	165,909	a,b
Impairment charges	—	—	—	116,182	21,896	138,078	c
Special and restructuring charges (recoveries), net	938	—	938	(35,747)	—	(35,747)
Operating income (loss)	4,420	(3,528)	892	(70,368)	(29,712)	(100,080)
Other expense (income):
Interest expense, net	8,202	—	8,202	25,699	—	25,699
Other expense (income), net	765	(15)	750	229	(625)	(396)	a
Total other expense, net	8,967	(15)	8,952	25,928	(625)	25,303
(Loss) from continuing operations before income taxes	(4,547)	(3,513)	(8,060)	(96,296)	(29,087)	(125,383)
Provision for income taxes	54,318	2,672	56,990	40,923	(13)	40,910	a,b,c
(Loss) from continuing operations, net of tax	(58,865)	(6,185)	(65,050)	(137,219)	(29,074)	(166,293)
Income (loss) from discontinued operations, net of tax	341	—	341	(34,345)	—	(34,345)
Net (loss)	$(58,524)	$(6,185)	$(64,709)	$(171,564)	$(29,074)	$(200,638)

Basic (loss) income per common share:
Basic from continuing operations	$(2.94)	$(0.31)	$(3.25)	$(6.87)	$(1.46)	$(8.33)
Basic from discontinued operations	$0.02	$—	$0.02	$(1.72)	$—	$(1.72)
Net (loss)	$(2.93)	$(0.31)	$(3.24)	$(8.59)	$(1.45)	$(10.04)

Diluted (loss) income per common share:
Diluted from continuing operations	$(2.94)	$(0.31)	$(3.25)	$(6.87)	$(1.46)	$(8.33)
Diluted from discontinued operations	$0.02	$—	$0.02	$(1.72)	$—	$(1.72)
Net (loss)	$(2.93)	$(0.31)	$(3.24)	$(8.59)	$(1.45)	$(10.04)

Weighted average common shares outstanding:
Basic	20,001		20,001	19,975		19,975
Diluted	20,001		20,001	19,975		19,975

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended April 4, 2021
	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net (loss)	$(7,119)	$(4,677)	$(11,796)	a,b
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,594)	376	(3,218)	a,b
Interest rate swap adjustments	1,586	—	1,586
Pension adjustment	60	—	60
Other comprehensive (loss), net of tax	(1,948)	376	(1,572)
COMPREHENSIVE (LOSS)	$(9,067)	$(4,301)	$(13,368)
-

	Three Months Ended July 4, 2021			Six Months Ended July 4, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net (loss)	$(15,563)	$(3,221)	$(18,784)	$(22,682)	$(7,898)	$(30,580)	a,b
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	232	(193)	39	(3,364)	186	(3,178)	a,b
Interest rate swap adjustments	1,562	—	1,562	3,148	—	3,148
Pension adjustment	49	—	49	111	—	111
Other comprehensive income (loss), net of tax	1,843	(193)	1,650	(105)	186	81
COMPREHENSIVE (LOSS)	$(13,720)	$(3,414)	$(17,134)	$(22,787)	$(7,712)	$(30,499)

	Three Months Ended October 3, 2021			Nine Months Ended October 3, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net income (loss)	$1,147	$(3,777)	$(2,630)	$(21,535)	$(11,674)	$(33,209)	a,b
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,587)	1,343	(1,244)	(5,951)	1,528	(4,423)	a,b
Interest rate swap adjustments	1,644	—	1,644	4,792	—	4,792
Pension adjustment	50	—	50	161	—	161
Other comprehensive (loss) income, net of tax	(893)	1,343	450	(998)	1,528	530
COMPREHENSIVE INCOME (LOSS)	$254	$(2,434)	$(2,180)	$(22,533)	$(10,146)	$(32,679)

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended March 29, 2020
	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net (loss)	$(78,948)	$(20,439)	$(99,387)	a,b,c
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(20,325)	2,099	(18,226)	a,b,c
Interest rate swap adjustments	(2,320)	—	(2,320)
Pension adjustment	39	—	39
Other comprehensive (loss), net of tax	(22,606)	2,099	(20,507)
COMPREHENSIVE (LOSS)	$(101,554)	$(18,340)	$(119,894)

	Three Months Ended June 28, 2020			Six Months Ended June 28, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net (loss)	$(34,092)	$(2,450)	$(36,542)	$(113,040)	$(22,890)	$(135,930)	a,b,c
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,090	(1,230)	12,860	(6,235)	869	(5,366)	a,b,c
Interest rate swap adjustments	755	—	755	(1,565)	—	(1,565)
Pension adjustment	43	—	43	82	—	82
Other comprehensive income (loss), net of tax	14,888	(1,230)	13,658	(7,718)	869	(6,849)
COMPREHENSIVE (LOSS)	$(19,204)	$(3,680)	$(22,884)	$(120,758)	$(22,021)	$(142,779)

	Three Months Ended September 27. 2020			Nine Months Ended September 27. 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated	Restatement Reference
Net (loss)	$(58,524)	$(6,185)	$(64,709)	$(171,564)	$(29,074)	$(200,638)	a,b,c
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,817	(712)	2,105	(3,418)	157	(3,261)	a,b,c
Interest rate swap adjustments	1,373	—	1,373	(192)	—	(192)
Pension adjustment	44	—	44	126	—	126
Other comprehensive income (loss), net of tax	4,234	(712)	3,522	(3,484)	157	(3,327)
COMPREHENSIVE (LOSS)	$(54,290)	$(6,897)	$(61,187)	$(175,048)	$(28,917)	$(203,965)

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended April 4, 2021
	As Previously Reported	Restatement Adjustments	As Restated	Restatement Reference

OPERATING ACTIVITIES
Net (loss)	$(7,119)	$(4,677)	$(11,796)	a,b
(Loss) from discontinued operations, net of income taxes	(239)	—	(239)
(Loss) from continuing operations	(6,880)	(4,677)	(11,557)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	6,509	—	6,509
Amortization	10,696	—	10,696
Change in provision for bad debt expense	(254)	(211)	(465)	a
Write down of inventory	129	59	188	a
Compensation expense of share-based plans	1,402	—	1,402
Amortization of debt issuance costs	995	—	995
Deferred income tax provision (benefit)	823	(1,834)	(1,011)	a,b
Loss (gain) on sale of businesses	(1,947)	—	(1,947)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	(3,793)	86	(3,707)	a
Inventories	(8,055)	(200)	(8,255)	a,b
Prepaid expenses and other assets	(15,332)	6,457	(8,875)	a,b
Accounts payable, accrued expenses and other liabilities	(1,360)	(1,187)	(2,547)	a,b
Net cash (used in) continuing operations	(17,067)	(1,507)	(18,574)
Net cash (used in) discontinued operations	(636)	—	(636)
Net cash (used in) operating activities	(17,703)	(1,507)	(19,210)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(3,394)	—	(3,394)
Proceeds from the sale of property, plant and equipment	2	—	2
Proceeds from beneficial interest of factored receivables	812	—	812
Proceeds from sale of business	7,193	—	7,193
Net cash provided by investing activities	4,613	—	4,613
FINANCING ACTIVITIES
Proceeds from long-term debt	63,500	—	63,500
Payments of long-term debt	(46,500)	—	(46,500)
Net change in short-term borrowings	—	(22)	(22)	a
Proceeds from the exercise of stock options	151	—	151
Withholding tax payments on net share settlements on equity rewards	(3,274)	—	(3,274)
Net cash provided by financing activities	13,877	(22)	13,855
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,545)	(70)	(1,615)
(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(758)	(1,599)	(2,357)
Cash, cash equivalents and restricted cash at beginning of year	77,696	(9,089)	68,607	a,b
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$76,938	$(10,688)	$66,250

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended July 4, 2021
	As Previously Reported	Restatement Adjustments	As Restated	Restatement Reference

OPERATING ACTIVITIES
Net (loss)	$(22,682)	$(7,898)	$(30,580)	a,b
(Loss) from discontinued operations, net of income taxes	(1,117)	—	(1,117)
(Loss) from continuing operations	(21,565)	(7,898)	(29,463)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	11,970	—	11,970
Amortization	21,353	—	21,353
Change in provision for bad debt expense	(350)	(6)	(356)	a
Write down of inventory	961	587	1,548	a
Compensation expense of share-based plans	2,903	—	2,903
Loss on debt extinguishment	—	—	—
Amortization of debt issuance costs	2,005	—	2,005
Deferred income tax provision (benefit)	823	(2,140)	(1,317)	a,b
Loss (gain) on sale of businesses	1,031	—	1,031
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	6,345	110	6,455	a
Inventories	(14,038)	(579)	(14,617)	a,b
Prepaid expenses and other assets	(17,792)	7,673	(10,119)	a,b
Accounts payable, accrued expenses and other liabilities	214	(1,372)	(1,158)	a,b
Net cash (used in) continuing operations	(6,140)	(3,625)	(9,765)
Net cash (used in) discontinued operations	(579)	—	(579)
Net cash provided by (used in) operating activities	(6,719)	(3,625)	(10,344)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(6,038)	—	(6,038)
Proceeds from the sale of property, plant and equipment	2	—	2
Proceeds from beneficial interest of factored receivables	998	—	998
Proceeds from sale of business	9,993	—	9,993
Net cash provided by investing activities	4,955	—	4,955
FINANCING ACTIVITIES
Proceeds from long-term debt	103,350	—	103,350
Payments of long-term debt	(100,250)	—	(100,250)
Net change in short-term borrowings	—	(292)	(292)	a
Proceeds from the exercise of stock options	151	—	151
Withholding tax payments on net share settlements on equity rewards	(4,119)	—	(4,119)
Net cash (used in) financing activities	(868)	(292)	(1,160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,627)	(155)	(1,782)
(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,259)	(4,072)	(8,331)
Cash, cash equivalents and restricted cash at beginning of year	77,696	(9,089)	68,607	a,b
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$73,437	$(13,161)	$60,276

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended October 3, 2021
	As Previously Reported	Restatement Adjustments	As Restated	Restatement Reference

OPERATING ACTIVITIES
Net (loss)	$(21,535)	$(11,674)	$(33,209)	a,b
Income from discontinued operations, net of income taxes	1,393	—	1,393
(Loss) from continuing operations	(22,928)	(11,674)	(34,602)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	17,505	—	17,505
Amortization	31,929	—	31,929
Change in provision for bad debt expense	(353)	(30)	(383)	a
Write down of inventory	1,201	541	1,742	a
Compensation expense of share-based plans	4,165	—	4,165
Amortization of debt issuance costs	3,032	—	3,032
Deferred income tax provision (benefit)	823	—	823
Loss (gain) on sale of businesses	1,308	—	1,308
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	8,937	(251)	8,686	a
Inventories	(12,095)	474	(11,621)	a,b
Prepaid expenses and other assets	(32,680)	5,994	(26,686)	a,b
Accounts payable, accrued expenses and other liabilities	6,310	129	6,439	a,b
Net cash provided by continuing operations	7,154	(4,817)	2,337
Net cash (used in) discontinued operations	(2,484)	—	(2,484)
Net cash provided by operating activities	4,670	(4,817)	(147)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(10,579)	—	(10,579)
Proceeds from the sale of property, plant and equipment	2	—	2
Proceeds from beneficial interest of factored receivables	1,531	—	1,531
Proceeds from sale of business	9,993	—	9,993
Net cash provided by investing activities	947	—	947
FINANCING ACTIVITIES
Proceeds from long-term debt	145,550	—	145,550
Payments of long-term debt	(148,450)	—	(148,450)
Net change in short-term borrowings	—	(225)	(225)	a
Proceeds from the exercise of stock options	151	—	151
Withholding tax payments on net share settlements on equity rewards	(4,154)	—	(4,154)
Net cash (used in) financing activities	(6,903)	(225)	(7,128)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,163)	329	(2,834)
(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,449)	(4,713)	(9,162)
Cash, cash equivalents and restricted cash at beginning of year	77,696	(9,089)	68,607	a,b
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$73,247	$(13,802)	$59,445

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 29, 2020
	As Previously Reported	Restatement Adjustments	As Restated	Restatement Reference

OPERATING ACTIVITIES
Net (loss)	$(78,948)	$(20,439)	$(99,387)	a,b,c
Income from discontinued operations, net of income taxes	9,162	—	9,162
(Loss) from continuing operations	(88,110)	(20,439)	(108,549)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	5,121	—	5,121
Amortization	10,611	—	10,611
Change in provision for bad debt expense	5,802	22	5,824	a
Write down of inventory	343	444	787	a
Compensation expense of share-based plans	608	—	608
Amortization of debt issuance costs	4,513	—	4,513
Goodwill Impairment	116,182	21,896	138,078	c
Gain on sale of businesses	(54,356)	—	(54,356)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	(1,550)	(774)	(2,324)	a
Inventories	(13,365)	1,801	(11,564)	a,b
Prepaid expenses and other assets	(5,507)	(8,557)	(14,064)	a,b
Accounts payable, accrued expenses and other liabilities	1,081	6,929	8,010	a,b
Net cash (used in) continuing operations	(18,627)	1,322	(17,305)
Net cash (used in) discontinued operations	(5,320)	—	(5,320)
Net cash provided by (used in) operating activities	(23,947)	1,322	(22,625)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(3,412)	—	(3,412)
Proceeds from beneficial interest of factored receivables	599	—	599
Proceeds from sale of business	169,773	—	169,773
Net cash provided by continuing investing activities	166,960	—	166,960
Net cash provided by discontinued investing activities	68	—	68
Net cash provided by investing activities	167,028	—	167,028
FINANCING ACTIVITIES
Proceeds from long-term debt	129,325	—	129,325
Payments of long-term debt	(180,891)	—	(180,891)
Net change in short-term borrowings	—	154	154	a
Proceeds from the exercise of stock options	118	—	118
Withholding tax payments on net share settlements on equity rewards	—	(523)	(523)	b
Net cash (used in) financing activities	(51,448)	(369)	(51,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,389)	807	(4,582)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	86,244	1,760	88,004
Cash, cash equivalents and restricted cash at beginning of year	85,727	(8,673)	77,054	a,b,c
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$171,971	$(6,913)	$165,058

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 28, 2020
	As Previously Reported	Restatement Adjustments	As Restated	Restatement Reference

OPERATING ACTIVITIES
Net (loss)	$(113,040)	$(22,890)	$(135,930)	a,b,c
(Loss) from discontinued operations, net of income taxes	(34,685)	—	(34,685)
(Loss) from continuing operations	(78,355)	(22,890)	(101,245)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	10,079	—	10,079
Amortization	21,492	—	21,492
Change in provision for bad debt expense	7,768	—	7,768	a
Write down of inventory	352	907	1,259	a
Compensation expense of share-based plans	2,290	—	2,290
Amortization of debt issuance costs	5,488	—	5,488
Goodwill Impairment	116,182	21,896	138,078	c
Gain on sale of businesses	(54,253)	—	(54,253)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	768	153	921	a
Inventories	(12,370)	(1,950)	(14,320)	a,b
Prepaid expenses and other assets	(25,264)	2,568	(22,696)	a,b
Accounts payable, accrued expenses and other liabilities	(31,475)	569	(30,906)	a,b
Net cash (used in) continuing operations	(37,298)	1,253	(36,045)
Net cash (used in) discontinued operations	(11,532)	—	(11,532)
Net cash (used in) operating activities	(48,830)	1,253	(47,577)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(6,815)	—	(6,815)
Proceeds from the sale of property, plant and equipment	(142)	—	(142)
Proceeds from beneficial interest of factored receivables	1,339	—	1,339
Proceeds from sale of business	169,375	—	169,375
Net cash provided by continuing investing activities	163,757	—	163,757
Net cash (used in) discontinued investing activities	(10,071)	—	(10,071)
Net cash provided by investing activities	153,686	—	153,686
FINANCING ACTIVITIES
Proceeds from long-term debt	129,325	—	129,325
Payments of long-term debt	(191,141)	—	(191,141)
Net change in short-term borrowings	—	174	174	a
Proceeds from the exercise of stock options	118	—	118
Withholding tax payments on net share settlements on equity rewards	—	(656)	(656)	b
Net cash (used in) financing activities	(61,698)	(482)	(62,180)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,421)	588	(1,833)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40,737	1,359	42,096
Cash, cash equivalents and restricted cash at beginning of year	85,727	(8,673)	77,054	a,b,c
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$126,464	$(7,314)	$119,150

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 27, 2020
	As Previously Reported	Restatement Adjustments	As Restated	Restatement Reference

OPERATING ACTIVITIES
Net (loss)	$(171,564)	$(29,074)	$(200,638)	a,b,c
(Loss) from discontinued operations, net of income taxes	(34,345)	—	(34,345)
(Loss) from continuing operations	(137,219)	(29,074)	(166,293)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	14,881	—	14,881
Amortization	32,418	—	32,418
Change in provision for bad debt expense	7,219	—	7,219
Write down of inventory	2,386	637	3,023	a
Compensation expense of share-based plans	4,076	—	4,076
Amortization of debt issuance costs	6,463	—	6,463
Deferred income tax provision	35,582	(35,582)	—	a,b
Goodwill Impairment	116,182	21,896	138,078	c
(Gain) on sale of businesses	(54,253)	—	(54,253)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	18,051	1,314	19,365	a
Inventories	(8,477)	(417)	(8,894)	a,b
Prepaid expenses and other assets	(39,184)	1,613	(37,571)	a,b
Accounts payable, accrued expenses and other liabilities	(30,468)	39,438	8,970	a,b
Net cash (used in) continuing operations	(32,343)	(175)	(32,518)
Net cash (used in) discontinued operations	(14,022)	—	(14,022)
Net cash (used in) operating activities	(46,365)	(175)	(46,540)
INVESTING ACTIVITIES
Additions of property, plant and equipment	(9,147)	—	(9,147)
Proceeds from the sale of property, plant and equipment	(122)	—	(122)
Proceeds from beneficial interest of factored receivables	2,212	—	2,212
Proceeds from sale of business	166,210	—	166,210
Net cash provided by continuing investing activities	159,153	—	159,153
Net cash (used in) discontinued investing activities	(11,338)	—	(11,338)
Net cash provided by investing activities	147,815	—	147,815
FINANCING ACTIVITIES
Proceeds from long-term debt	165,800	—	165,800
Payments of long-term debt	(279,191)	—	(279,191)
Net change in short-term borrowings	—	(47)	(47)	a
Proceeds from the exercise of stock options	117	—	117
Withholding tax payments on net share settlements on equity rewards	—	(656)	(656)	b
Net cash (used in) financing activities	(113,274)	(703)	(113,977)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	609	638
(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,795)	(269)	(12,064)
Cash, cash equivalents and restricted cash at beginning of year	85,727	(8,673)	77,054	a,b,c
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$73,932	$(8,942)	$64,990

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041
Net loss	—	—	—	(7,119)	—	—	(7,119)
Other comprehensive loss, net of tax	—	—	—	—	(1,948)	—	(1,948)
Stock options exercised	5	—	151	—	—	—	151
Conversion of restricted stock units	165	2	(2,423)	—	—	—	(2,421)
Share-based plan compensation	—	—	1,402	—	—	—	1,402
BALANCE AT APRIL 4, 2021	20,171	$216	$451,858	$(93,580)	$(87,916)	$(74,472)	$196,106
Restatement Impacts
BALANCE AT DECEMBER 31, 2020	—	—	—	(49,982)	(3,161)	—	(53,143)
Net loss	—	—	—	(4,677)	—	—	(4,677)
Other comprehensive loss, net of tax	—	—	—	—	376	—	376
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT APRIL 4, 2021	—	$—	$—	$(54,659)	$(2,784)	$—	$(57,443)
As Restated
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(136,443)	$(89,129)	$(74,472)	$152,898
Net loss	—	—	—	(11,796)	—	—	(11,796)
Other comprehensive income, net of tax	—	—	—	—	(1,572)	—	(1,572)
Stock options exercised	5	—	151	—	—	—	151
Conversion of restricted stock units	165	2	(2,423)	—	—	—	(2,421)
Share-based plan compensation	—	—	1,402	—	—	—	1,402
BALANCE AT APRIL 4, 2021	20,171	$216	$451,858	$(148,239)	$(90,700)	$(74,472)	$138,663

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT APRIL 4, 2021	20,171	$216	$451,858	$(93,580)	$(87,916)	$(74,472)	$196,106
Net loss	—	—	—	(15,563)	—	—	(15,563)
Other comprehensive loss, net of tax	—	—	—	—	1,843	—	1,843
Stock options exercised	18	—	—	—	—	—	—
Conversion of restricted stock units	59	—	(847)	—	—	—	(847)
Share-based plan compensation	—	—	1,501	—	—	—	1,501
BALANCE AT JULY 4, 2021	20,248	$216	$452,512	$(109,143)	$(86,073)	$(74,472)	$183,040
Restatement Impacts
BALANCE AT APRIL 4, 2021	—	—	—	(54,659)	(2,784)	—	(57,443)
Net loss	—	—	—	(3,221)	—	—	(3,221)
Other comprehensive loss, net of tax	—	—	—	—	(193)	—	(193)
Stock options exercised	(18)	—	—	—	—	—	—
Conversion of restricted stock units	18	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT JULY 4, 2021	—	$—	$—	$(57,880)	$(2,975)	$—	$(60,855)
As Restated
BALANCE AT APRIL 4, 2021	20,171	$216	$451,858	$(148,239)	$(90,700)	$(74,472)	$138,663
Net loss	—	—	—	(18,784)	—	—	(18,784)
Other comprehensive income, net of tax	—	—	—	—	1,650	—	1,650
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	77	—	(847)	—	—	—	(847)
Share-based plan compensation	—	—	1,501	—	—	—	1,501
BALANCE AT JULY 4, 2021	20,248	$216	$452,512	$(167,023)	$(89,048)	$(74,472)	$122,185

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041
Net loss	—	—	—	(22,682)	—	—	(22,682)
Other comprehensive loss, net of tax	—	—	—	—	(105)	—	(105)
Stock options exercised	23	—	151	—	—	—	151
Conversion of restricted stock units	224	2	(3,270)	—	—	—	(3,268)
Share-based plan compensation	—	—	2,903	—	—	—	2,903
BALANCE AT JULY 4, 2021	20,248	$216	$452,512	$(109,143)	$(86,073)	$(74,472)	$183,040
Restatement Impacts
BALANCE AT DECEMBER 31, 2020	—	—	—	(49,982)	(3,161)	—	(53,143)
Net loss	—	—	—	(7,898)	—	—	(7,898)
Other comprehensive loss, net of tax	—	—	—	—	186	—	186
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT JULY 4, 2021	—	$—	$—	$(57,880)	$(2,975)	$—	$(60,855)
As Restated
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(136,443)	$(89,129)	$(74,472)	$152,898
Net loss	—	—	—	(30,580)	—	—	(30,580)
Other comprehensive income, net of tax	—	—	—	—	81	—	81
Stock options exercised	23	—	151	—	—	—	151
Conversion of restricted stock units	224	2	(3,270)	—	—	—	(3,268)
Share-based plan compensation	—	—	2,903	—	—	—	2,903
BALANCE AT JULY 4, 2021	20,248	$216	$452,512	$(167,023)	$(89,048)	$(74,472)	$122,185

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT JULY 4, 2021	20,248	$216	$452,512	$(109,143)	$(86,073)	$(74,472)	$183,040
Net income	—	—	—	1,147	—	—	1,147
Other comprehensive loss, net of tax	—	—	—	—	(893)	—	(893)
Conversion of restricted stock units	7	1	(13)	—	—	—	(12)
Share-based plan compensation	—	—	1,262	—	—	—	1,262
BALANCE AT OCTOBER 3, 2021	20,255	$217	$453,761	$(107,996)	$(86,966)	$(74,472)	$184,544
Restatement Impacts
BALANCE AT JULY 4, 2021	—	—	—	(57,880)	(2,975)	—	(60,855)
Net loss	—	—	—	(3,777)	—	—	(3,777)
Other comprehensive loss, net of tax	—	—	—	—	1,343	—	1,343
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT OCTOBER 3, 2021	—	$—	$—	$(61,656)	$(1,633)	$—	$(63,288)
As Restated
BALANCE AT JULY 4, 2021	20,248	$216	$452,512	$(167,023)	$(89,048)	$(74,472)	$122,185
Net loss	—	—	—	(2,630)	—	—	(2,630)
Other comprehensive income, net of tax	—	—	—	—	450	—	450
Conversion of restricted stock units	7	1	(13)	—	—	—	(12)
Share-based plan compensation	—	—	1,262	—	—	—	1,262
BALANCE AT OCTOBER 3, 2021	20,255	$217	$453,761	$(169,652)	$(88,599)	$(74,472)	$121,256

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041
Net loss	—	—	—	(21,535)	—	—	(21,535)
Other comprehensive loss, net of tax	—	—	—	—	(998)	—	(998)
Stock options exercised	24	—	151	—	—	—	151
Conversion of restricted stock units	230	3	(3,283)	—	—	—	(3,280)
Share-based plan compensation	—	—	4,165	—	—	—	4,165
BALANCE AT OCTOBER 3, 2021	20,255	$217	$453,761	$(107,996)	$(86,966)	$(74,472)	$184,544
Restatement Impacts
BALANCE AT DECEMBER 31, 2020	—	—	—	(49,982)	(3,161)	—	(53,143)
Net loss	—	—	—	(11,674)	—	—	(11,674)
Other comprehensive loss, net of tax	—	—	—	—	1,528	—	1,528
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT OCTOBER 3, 2021	—	$—	$—	$(61,656)	$(1,633)	$—	$(63,288)
As Restated
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(136,443)	$(89,129)	$(74,472)	$152,898
Net loss	—	—	—	(33,209)	—	—	(33,209)
Other comprehensive income, net of tax	—	—	—	—	530	—	530
Stock options exercised	24	—	151	—	—	—	151
Conversion of restricted stock units	230	3	(3,283)	—	—	—	(3,280)
Share-based plan compensation	—	—	4,165	—	—	—	4,165
BALANCE AT OCTOBER 3, 2021	20,255	$217	$453,761	$(169,652)	$(88,599)	$(74,472)	$121,256

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(78,948)	—	—	(78,948)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax	—	—	—	—	(22,606)	—	(22,606)
Conversion of restricted stock units	41	—	420	—	—	—	420
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	673	—	—	—	673
BALANCE AT MARCH 29, 2020	19,956	$213	$447,867	$20,110	$(102,873)	$(74,472)	$290,845
Restatement Impacts
BALANCE AT DECEMBER 31, 2019	—	—	—	(16,866)	(678)	—	(17,544)
Net loss	—	—	—	(20,439)	—	—	(20,439)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	2,099	—	2,099
Conversion of restricted stock units	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT MARCH 29, 2020	—	$—	$—	$(37,305)	$1,421	$—	$(35,884)
As Restated
BALANCE AT DECEMBER 31, 2019 (As Restated)	19,912	$213	$446,657	$82,414	$(80,945)	$(74,472)	$373,867
Net loss	—	—	—	(99,387)	—	—	(99,387)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive income, net of tax	—	—	—	—	(20,507)	—	(20,507)
Conversion of restricted stock units	41	—	420	—	—	—	420
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	673	—	—	—	673
BALANCE AT MARCH 29, 2020 (As Restated)	19,956	$213	447,867	$(17,195)	$(101,452)	$(74,472)	$254,961

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT MARCH 29, 2020	19,956	$213	$447,867	$20,110	$(102,873)	$(74,472)	$290,845
Net loss	—	—	—	(34,092)	—	—	(34,092)
Other comprehensive loss, net of tax	—	—	—	—	14,888	—	14,888
Conversion of restricted stock units	38	1	(134)	—	—	—	(133)
Share-based plan compensation	—	—	1,843	—	—	—	1,843
BALANCE AT JUNE 28, 2020	19,994	$214	$449,576	$(13,982)	$(87,985)	$(74,472)	$273,351
Restatement Impacts
BALANCE AT MARCH 29, 2020	—	—	—	(37,305)	1,421	—	(35,884)
Net loss	—	—	—	(2,450)	—	—	(2,450)
Other comprehensive loss, net of tax	—	—	—	—	(1,230)	—	(1,230)
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT JUNE 28, 2020	—	$—	$—	$(39,755)	$191	$—	$(39,562)
As Restated
BALANCE AT MARCH 29, 2020	19,956	$213	$447,867	$(17,195)	$(101,452)	$(74,472)	$254,961
Net loss	—	—	—	(36,542)	—	—	(36,542)
Other comprehensive income, net of tax	—	—	—	—	13,658	—	13,658
Conversion of restricted stock units	38	1	(134)	—	—	—	(133)
Share-based plan compensation	—	—	1,843	—	—	—	1,843
BALANCE AT JUNE 28, 2020 (As Restated)	19,994	$214	$449,576	$(53,737)	$(87,794)	$(74,472)	$233,789

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(113,040)	—	—	(113,040)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax	—	—	—		(7,718)	—	(7,718)
Stock options exercised	—	—	119	—	—	—	119
Conversion of restricted stock units	82	1	286	—	—	—	287
Share-based plan compensation	—	—	2,514	—	—	—	2,514
BALANCE AT JUNE 28, 2020	19,994	$214	$449,576	$(13,982)	$(87,985)	$(74,472)	$273,351
Restatement Impacts
BALANCE AT DECEMBER 31, 2019	—	—	—	(16,866)	(678)	—	(17,544)
Net loss	—	—	—	(22,890)	—	—	(22,890)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	869	—	869
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT JUNE 28, 2020	—	$—	$—	$(39,755)	$191	$—	$(39,562)
As Restated
BALANCE AT DECEMBER 31, 2019 (As Restated)	19,912	$213	$446,657	$82,414	$(80,945)	$(74,472)	$373,867
Net loss	—	—	—	(135,930)	—	—	(135,930)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive income, net of tax	—	—	—	—	(6,849)	—	(6,849)
Stock options exercised	—	—	119	—	—	—	119
Conversion of restricted stock units	82	1	286	—	—	—	287
Share-based plan compensation	—	—	2,514	—	—	—	2,514
BALANCE AT JUNE 28, 2020 (As Restated)	19,994	$214	$449,576	$(53,737)	$(87,794)	$(74,472)	$233,789

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT JUNE 28, 2020	19,994	$214	$449,576	$(13,982)	$(87,985)	$(74,472)	$273,351
Net loss	—	—	—	(58,524)	—	—	(58,524)
Other comprehensive loss, net of tax	—	—	—	—	4,234	—	4,234
Other	—	—	—	(22)	—	—	(22)
Conversion of restricted stock units	4	—	(11)	—	—	—	(11)
Share-based plan compensation	—	—	1,786	—	—	—	1,786
BALANCE AT SEPTEMBER 27, 2020	19,998	$214	$451,351	$(72,528)	$(83,751)	$(74,472)	$220,814
Restatement Impacts
BALANCE AT JUNE 28, 2020	—	—	—	(39,755)	191	—	(39,562)
Net loss	—	—	—	(6,185)	—	—	(6,185)
Other comprehensive loss, net of tax	—	—	—	—	(712)	—	(712)
Other	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT SEPTEMBER 27, 2020	—	$—	$—	$(45,940)	$(521)	$—	$(46,460)
As Restated
BALANCE AT JUNE 28, 2020	19,994	$214	$449,576	$(53,737)	$(87,794)	$(74,472)	$233,789
Net loss	—	—	—	(64,709)	—	—	(64,709)
Other comprehensive income, net of tax	—	—	—	—	3,522	—	3,522
Other		—	—	(22)	—	—	(22)
Conversion of restricted stock units	4	—	(11)	—	—	—	(11)
Share-based plan compensation	—	—	1,786	—	—	—	1,786
BALANCE AT SEPTEMBER 27, 2020 (As Restated)	19,998	$214	$451,351	$(118,466)	$(84,273)	$(74,472)	$174,354

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
As Previously Reported
BALANCE AT DECEMBER 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(171,564)	—	—	(171,564)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax	—	—	—		(3,484)	—	(3,484)
Other	—	—	—	(22)	—	—	(22)
Stock options exercised	3	—	117	—	—	—	117
Conversion of restricted stock units	83	1	275	—	—	—	276
Share-based plan compensation	—	—	4,302	—	—	—	4,302
BALANCE AT SEPTEMBER 27, 2020	19,998	$214	$451,351	$(72,528)	$(83,751)	$(74,472)	$220,814
Restatement Impacts
BALANCE AT DECEMBER 31, 2019	—	—	—	(16,866)	(678)	—	(17,544)
Net loss	—	—	—	(29,074)	—	—	(29,074)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	157	—	157
Other	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—
Share-based plan compensation	—	—	—	—	—	—	—
BALANCE AT SEPTEMBER 27, 2020	—	$—	$—	$(45,940)	$(521)	$—	$(46,460)
As Restated
BALANCE AT DECEMBER 31, 2019 (As Restated)	19,912	$213	$446,657	$82,414	$(80,945)	$(74,472)	$373,867
Net loss	—	—	—	(200,638)	—	—	(200,638)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive income, net of tax	—	—	—	—	(3,327)	—	(3,327)
Other		—	—	(22)	—	—	(22)
Stock options exercised	3	—	117	—	—	—	117
Conversion of restricted stock units	83	1	275	—	—	—	276
Share-based plan compensation	—	—	4,302	—	—	—	4,302
BALANCE AT SEPTEMBER 27, 2020 (As Restated)	19,998	$214	$451,351	$(118,466)	$(84,273)	$(74,472)	$174,354