Form 10-Q
period 2022-04-03
CIRCOR INTERNATIONAL INC
filed 2022-08-11
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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

As of August 8, 2022, there were 20,360,542 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	April 3, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,122	$59,924
Trade accounts receivable, net	95,638	100,149
Inventories	134,540	123,343
Prepaid expenses and other current assets	113,162	110,749
Total Current Assets	404,462	394,165
PROPERTY, PLANT AND EQUIPMENT, NET	150,546	154,461
OTHER ASSETS:
Goodwill	122,256	122,906
Intangibles, net	290,335	303,476
Deferred income taxes	764	756
Other assets	43,275	43,534
TOTAL ASSETS	$1,011,638	$1,019,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,134	$83,382
Accrued expenses and other current liabilities	75,711	81,998
Accrued compensation and benefits	30,560	26,551
Short-term borrowings and current portion of long-term debt	2,531	1,611
Total Current Liabilities	191,936	193,542
LONG-TERM DEBT	532,580	511,694
DEFERRED INCOME TAXES	21,283	21,721
PENSION LIABILITY, NET	119,170	120,881
OTHER NON-CURRENT LIABILITIES	36,348	37,744
COMMITMENTS AND CONTINGENCIES (NOTE 9 AND 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,683,147 and 21,633,131 issued at April 3, 2022 and December 31, 2021 respectively	217	217
Additional paid-in capital	454,269	454,852
Accumulated deficit	(219,562)	(198,081)
Common treasury stock, at cost (1,372,488 shares at April 3, 2022 and December 31, 2021)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(50,131)	(48,800)
Total Shareholders’ Equity	110,321	133,716
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,011,638	$1,019,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	April 3, 2022	As Restated April 4, 2021
Net revenues	$185,655	$176,451
Cost of revenues	130,372	124,889
Gross profit	55,283	51,562
Selling, general and administrative expenses	58,069	57,637
Special and restructuring charges (recoveries), net	9,003	(809)
Operating (loss)	(11,789)	(5,266)
Other expense (income):
Interest expense, net	9,456	8,369
Other (income), net	(1,287)	(1,781)
Total other expense, net	8,169	6,588
(Loss) from continuing operations before income taxes	(19,958)	(11,854)
Provision for (benefit from) income taxes	1,523	(297)
(Loss) from continuing operations, net of tax	(21,481)	(11,557)
(Loss) from discontinued operations, net of tax	—	(239)
Net (loss)	$(21,481)	$(11,796)

Basic (loss) per common share:
Basic from continuing operations	$(1.06)	$(0.58)
Basic from discontinued operations	$—	$(0.01)
Net (loss)	$(1.06)	$(0.59)

Diluted (loss) per common share:
Diluted from continuing operations	$(1.06)	$(0.58)
Diluted from discontinued operations	$—	$(0.01)
Net (loss)	$(1.06)	$(0.59)

Weighted average number of common shares outstanding:
Basic	20,310	20,054
Diluted	20,310	20,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended
	April 3, 2022	As Restated April 4, 2021
Net (loss)	$(21,481)	$(11,796)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(3,075)	(3,218)
Interest rate swap adjustments (1)	1,693	1,586
Pension adjustment	51	60
Other comprehensive (loss), net of tax	(1,331)	(1,572)
COMPREHENSIVE (LOSS)	$(22,812)	$(13,368)

(1) Net of an income tax effect of $0.0 million and $0.0 million for the three months ended April 3, 2022 and April 4, 2021 respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
OPERATING ACTIVITIES	April 3, 2022	As Restated April 4, 2021
Net (loss)	$(21,481)	$(11,796)
(Loss) from discontinued operations, net of income taxes	—	(239)
(Loss) from continuing operations, net of tax	(21,481)	(11,557)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	5,000	6,509
Amortization	9,397	10,696
Change in provision for bad debt expense	(89)	(465)
Write down of inventory	439	188
Compensation expense for share-based plans	(84)	1,402
Amortization of debt issuance costs	514	995
Deferred tax provision	—	(1,011)
(Gain) on sale of businesses	—	(1,947)
Other impairment charges	8,011	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	4,242	(3,707)
Inventories	(15,465)	(8,255)
Prepaid expenses and other assets	(5,671)	(8,875)
Accounts payable, accrued expenses and other liabilities	(737)	(2,547)
Net cash used in continuing operating activities	(15,924)	(18,574)
Net cash used in discontinued operating activities	—	(636)
Net cash (used in) operating activities	(15,924)	(19,210)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,607)	(3,394)
Proceeds from the sale of property, plant and equipment	15	2
Proceeds from beneficial interest of factored receivables	927	812
Proceeds from the sale of business	—	7,193
Net cash (used in) provided by investing activities	(2,665)	4,613
FINANCING ACTIVITIES
Proceeds from long-term debt	51,325	63,500
Payments of long-term debt	(30,875)	(46,500)
Net change in short-term borrowings	925	(22)
Proceeds from the exercise of stock options	—	151
Withholding tax payments on net share settlements on equity awards	(821)	(3,274)
Net cash provided by in financing activities	20,554	13,855
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(712)	(1,615)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,253	(2,357)
Cash, cash equivalents, and restricted cash at beginning of period	61,374	68,607
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$62,627	$66,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	20,261	$217	$454,852	$(198,081)	$(48,800)	$(74,472)	$133,716
Net loss	—	—	—	(21,481)	—	—	(21,481)
Other comprehensive (loss), net of tax	—	—	—	—	(1,331)	—	(1,331)
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	50	—	(499)	—	—	—	(499)
Share-based plan compensation	—	—	(84)	—	—	—	(84)
Balance as of April 3, 2022	20,311	$217	$454,269	$(219,562)	$(50,131)	$(74,472)	$110,321

Balance as of December 31, 2020	20,001	$214	$452,728	$(136,443)	$(89,129)	$(74,472)	$152,898
Net loss	—	—	—	(11,796)	—	—	(11,796)
Other comprehensive (loss), net of tax	—	—	—	—	(1,572)	—	(1,572)
Stock options exercised	5	—	151	—	—	—	151
Conversion of restricted stock units	165	2	(2,423)	—	—	—	(2,421)
Share-based plan compensation	—	—	1,402	—	—	—	1,402
Balance as of April 4, 2021 (As Restated)	20,171	$216	$451,858	$(148,239)	$(90,700)	$(74,472)	$138,663

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
The condensed consolidated balance sheet as of December 31, 2021 was derived from CIRCOR’s audited consolidated financial statements as of that date but does not include all of the information and notes required for annual financial statements. The Company recommends that the financial statements included in its Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").

As further described in the Explanatory Note in its 2021 Annual Report and Note 2 and Note 23 in Item 8 of the 2021 Annual Report, the Company discovered accounting irregularities in its Pipeline Engineering business unit and restated financial statements for prior periods. The restatement of prior period financial statements include interim financial statements for the quarter ended April 4, 2021. The comparative financial statements presented for the quarter ended April 4, 2021, are restated for the matters as further described in the 2021 Annual Report.

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three months ended April 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 3, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

(3) Revenue Recognition

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

As of April 3, 2022 the Company had $201.6 million of transaction price related to remaining performance obligations. The Company expects to recognize approximately 59% of its remaining performance obligations as revenue during the remainder of 2022, 30% in 2023, and the remaining 11% in 2024 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in the subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period. Revenue recognized during the three months ended April 3, 2022 that was included in contract liabilities at the beginning of the period amounted to $14.3 million.

Disaggregation of Revenue

The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended
	April 3, 2022	As Restated April 4, 2021
Aerospace & Defense Segment
Commercial Aerospace & Other	$25,214	$19,800
Defense	38,156	38,688
Total	63,370	58,488
Industrial Segment
Valves	45,477	43,072
Pumps	76,808	74,891
Total	122,285	117,963
Net Revenues	$185,655	$176,451

	Three Months Ended
	April 3, 2022	As Restated April 4, 2021
Aerospace & Defense Segment
EMEA	$14,209	$15,214
North America	45,197	40,132
Other	3,964	3,142
Total	63,370	58,488
Industrial Segment
EMEA	54,642	55,440
North America	40,837	31,779
Other	26,806	30,744
Total	122,285	117,963
Net Revenues	$185,655	$176,451

Contract Balances

The Company’s contract assets and contract liabilities balances as of April 3, 2022 and December 31, 2021 are as follows (in thousands):

	April 3, 2022	December 31, 2021	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	85,032	87,527	(2,495)
Recorded within other non-current assets	7,341	6,336	1,005
	92,373	93,863	(1,490)

Contract liabilities:
Recorded within accrued expenses and other current liabilities	25,318	26,870	(1,552)
Recorded within other non-current liabilities	5,586	4,847	739
	30,904	31,717	(813)

Contract assets decreased by $1.5 million during the three months ended April 3, 2022, primarily due to invoicing upon project completion milestones in excess of revenue recognized within the Refinery Valves business partially offset by revenue recognized in excess of invoicing within the Defense business.

Contract liabilities decreased by $0.8 million during the three months ended April 3, 2022, primarily due to recognition of revenue against customer advances within the Defense and Refinery Valves businesses in excess of advances received during the period, partially offset by customer advances received in excess of revenue recognized in the Industrial Pumps and Valves businesses.

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

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, its historical experience, expectation of changes in risk of loss and any specific customer collection issues that it has identified. During the three months ended April 3, 2022, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries other than charges in the amount of $1.5 million for Pipeline Engineering as described further in Note 4, Special and restructuring charges (recoveries), net. During the three months ended April 4, 2021, there were no material changes to the allowance for credit losses including additional allowances, write-offs or recoveries.

(4) Special and Restructuring Charges (Recoveries), net

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

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three months ended April 3, 2022 and April 4, 2021 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended
	April 3, 2022	April 4, 2021
Special charges (recoveries), net	$2,556	$(2,869)
Restructuring charges, net	6,447	2,060
Total special and restructuring charges (recoveries), net	$9,003	$(809)

Special charges (recoveries), net

The table below details the special charges, net recognized for the three months ended April 3, 2022 (in thousands):

	Special charges, net
	Three Months Ended April 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation costs	$—	$—	$1,341	$1,341
Other special charges, net	—	136	1,079	1,215
Total special charges, net	$—	$136	$2,420	$2,556

Pipeline Engineering investigation costs: During the three months ended April 3, 2022, the Company recognized special charges of $1.3 million related to the investigation into accounting irregularities at the Company's Pipeline Engineering businesses.

Other special charges: During the three months ended April 3, 2022, the special charges, net include a net $0.9 million charge for severance related to the former CEO, comprised of $1.7 million severance, partially offset by the accounting effects of forfeitures for certain unvested CEO stock based compensation awards.

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

Other special recoveries: The Company recognized special recoveries of $0.6 million for the three months ended April 4, 2021, with recoveries partially offset by charges from initiatives to streamline operations and reduce costs in the Industrial segment. The Company also recognized recoveries of $0.3 million in Corporate.

Restructuring charges, net

The tables below detail the charges associated with restructuring actions recorded for the three months ended April 3, 2022 and April 4, 2021. Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Restructuring charges, net
	Three Months Ended April 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges, net	$—	$5,432	$—	$5,432
Employee related charges, net	—	722	293	1,015
Total restructuring charges, net	$—	$6,154	$293	$6,447

Accrued restructuring charges as of December 31, 2021				$1,839
Total charges, net (shown above)				6,447
Charges paid/settled, written-off, net				(6,335)
Accrued restructuring charges as of April 3, 2022				$1,951

The Company recorded restructuring charges of $6.4 million during the three months ended April 3, 2022, of which, $5.9 million related to the exit of Pipeline Engineering business. The $5.9 million consisted of $5.3 million in impairments and $0.6 million of termination benefits. Impairments of $5.3 million included $3.8 million related to the write downs of Property, Plant and Equipment, Right of Use Assets and Intangibles which is a level 3 fair value measurement based on expected cash proceeds from disposition of the assets In addition the Company recorded $1.5 million in write downs of working capital accounts, including primarily $1.0 million for accounts receivables. Included in the Industrial employee related charges is $0.6 million in severance and termination benefits related to the exit of the Pipeline Engineering business. The Company expects to make payment or settle the majority of the restructuring charges accrued as of April 3, 2022, during the remainder of 2022.

In addition, the Company recorded a charge of $2.8 million for write down of inventories related to the exit of the Pipeline Engineering business classified within Cost of Revenues on the Condensed Consolidated Statements of Operations.

During the same period, the Company recorded $0.3 million of employee related charges, not associated with the exit of the Pipeline Engineering business.

	Restructuring charges, net
	Three Months Ended April 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges	$8	$(75)	$—	$(67)
Employee related charges	833	976	318	2,127
Total restructuring charges, net	$841	$901	$318	$2,060

Accrued restructuring charges as of December 31, 2020				$1,512
Total year to date charges, net (shown above)				2,060
Charges paid/settled, written-off, net				(1,777)
Accrued restructuring charges as of April 4, 2021				$1,795

During the three months ended April 4, 2021, the Company recorded $2.1 million of restructuring charges to reduce expenses, primarily through reductions in force across both administrative functions and manufacturing operations.

(5) Inventories

Inventories consisted of the following as of April 3, 2022 and December 31, 2021 (in thousands):

	April 3, 2022	December 31, 2021
Raw materials	$53,995	$51,911
Work in process	58,407	55,942
Finished goods	22,138	15,490
Total inventories	$134,540	$123,343

(6) Goodwill and Intangibles, net

The following table shows the movement in goodwill by segment from December 31, 2021 to April 3, 2022 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2021	$57,360	$65,546	$122,906
Currency translation adjustments	(27)	(623)	(650)
Goodwill as of April 3, 2022	$57,333	$64,923	$122,256

The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis during the fourth quarter, or more frequently if circumstances warrant. At April 3, 2022, the Company performed a review and determined there were no indicators of impairment requiring interim assessment.

The table below presents gross intangible assets and the related accumulated amortization as of April 3, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	299,794	(142,835)	156,959
Acquired technology	135,096	(75,303)	59,793
Total Amortized Intangibles	$440,258	$(223,506)	$216,752

Non-amortized intangibles (trademarks and trade names)	$73,583	$—	$73,583
Total Non-Amortized Intangibles	$73,583	$—	$73,583
Net carrying value of intangible assets			$290,335

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 3, 2022 (in thousands):

	2022	2023	2024	2025	2026	After 2026
Estimated amortization expense	$27,305	$31,924	$28,056	$24,563	$21,392	$83,512

(7) Segment Information

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
	April 3, 2022	As Restated April 4, 2021
Net revenues
Aerospace & Defense	$63,370	$58,488
Industrial	122,285	117,963
Net revenues	$185,655	$176,451
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$11,320	$9,988
Industrial - Segment Operating Income	6,857	5,834
Corporate expenses	(7,770)	(9,035)
Subtotal	10,407	6,787
Special charges (recoveries), net	2,556	(2,869)
Restructuring charges (recoveries), net	6,447	2,060
Special and restructuring charges (recoveries), net	9,003	(809)
Restructuring related inventory charges (recoveries), net	2,757	—
Acquisition amortization	9,391	10,487
Acquisition depreciation	1,045	2,375
Restructuring, impairment and other costs, net	13,193	12,862
Consolidated Operating Income (loss)	(11,789)	(5,266)
Interest expense, net	9,456	8,369
Other expense (income), net	(1,287)	(1,781)
Income (loss) from continuing operations before income taxes	$(19,958)	$(11,854)

	Three Months Ended
	April 3, 2022	As Restated April 4, 2021
Capital expenditures
Aerospace & Defense	$1,286	$1,286
Industrial	1,663	2,023
Corporate	352	154
Consolidated capital expenditures	$3,301	$3,463

Depreciation and amortization
Aerospace & Defense	$2,521	$2,824
Industrial	11,706	14,203
Corporate	170	178
Consolidated depreciation and amortization	$14,397	$17,205

Identifiable assets	April 3, 2022	December 31, 2021
Aerospace & Defense	$476,607	$464,964
Industrial	1,233,543	1,256,974
Corporate	(698,512)	(702,640)
Consolidated identifiable assets	$1,011,638	$1,019,298

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

(8) Financing Arrangements

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

The aggregate net fair value of the Company’s interest rate swap as of April 3, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	Significant Other Observable Inputs Level 2
	April 3, 2022	December 31, 2021
Derivative liabilities	$(530)	$(2,187)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of April 3, 2022, the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $534.0 million, compared to carrying cost of $547.7 million. At December 31, 2021, the estimated fair value of the Company’s gross debt (before netting debt issuance costs) was $524.3 million, compared to carrying cost of $526.3 million. The Company’s outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of April 3, 2022 and December 31, 2021, the Company had restricted cash balances of $1.5 million and $1.4 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain between 90% and 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the three months ended April 3, 2022, the Company sold a total of $14.1 million of receivables under the program, receiving $12.7 million in upfront cash. During the three months ended April 4, 2021, the Company sold a total of $8.4 million of receivables under the program, receiving $8.2 million in upfront cash. At April 3, 2022, a beneficial interest balance of $1.4 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Effective April 2018, the Company entered into an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap had a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties, and covenants. The interest rate swap continues to be effective at achieving offsetting cash flows attributable to the hedged risk under the New Credit Agreement for its remaining term to April 2022. The interest rate swap is a qualifying hedging instrument and is accounted for as a cash flow hedge pursuant to ASC 815, Derivatives and Hedging.

There were no open forward contracts as of April 3, 2022 and December 31, 2021, respectively.

The fair value of the interest rate swap was a net liability position of $0.5 million and $2.2 million at April 3, 2022 and December 31, 2021, respectively. These balances are recorded in accrued expenses and other current liabilities of $0.5 million and $2.2 million on the condensed consolidated balance sheet as of April 3, 2022 and December 31, 2021, respectively.

The amount of gains (loss) recognized in other comprehensive loss (“OCI”) and reclassified from accumulated other comprehensive loss (“AOCI”) to earnings are summarized below (in thousands):

Three Months Ended
April 3, 2022
Amount of (loss) recognized in OCI	$(9)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net)	$(1,702)

Amounts expected to be reclassified from AOCI into interest expense, net in the next 12 months is a loss of $0.1 million. Interest expense, net (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.9 million for the three months ended April 3, 2022.

Debt

As of April 3, 2022, total debt (including short-term borrowings and current portion of long-term debt) was $535.1 million compared to $513.3 million as of December 31, 2021. Total debt is net of unamortized term loan debt issuance costs of $12.6 million and $13.0 million at April 3, 2022 and December 31, 2021, respectively. The Company made interest payments of $8.9 million and $7.6 million during the three months ended April 3, 2022, and April 4, 2021, respectively.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, it has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of April 3, 2022.

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

The following table sets forth information related to product warranty reserves for the three months ended April 3, 2022 and April 4, 2021 (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
Balance beginning	$2,739	$2,206
Provisions	451	548
Claims settled	(644)	(629)
Currency translation adjustment	(20)	(21)
Balance ending	$2,526	$2,104

Warranty obligations are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

(10) Commitments and Contingencies

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

Asbestos-related product liability claims continue to be filed against two of the Company's subsidiaries: CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which the Company acquired in 1998, and Spence Engineering Company, Inc., the stock of which the Company acquired in 1984. The Hoke subsidiary was divested in January 2020 through the sale of the I&S business. However, the Company has indemnified the buyer for asbestos-related claims that are made against Hoke. Due to the nature of the products supplied by these entities, the markets they serve and the Company's historical experience in resolving these claims, the Company does not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at April 3, 2022 was $36.3 million of which $29.0 million was syndicated under the Company’s credit agreement. This compares with aggregate notional value of $32.5 million of which $24.7 million was syndicated under the credit agreement as of December 31, 2021. These instruments generally have expiration dates ranging from less than 1 month to 5 years from April 3, 2022.

During May 2022, a Russian customer drew on a letter of credit related to an equipment system in the amount of $3.9 million, which the Company funded. The Company is contesting the draw and is pursuing actions to recover this amount from the customer.

Restatement of Prior Period Financial Statements and Non-Timely Filing of Financial Statements

As described in Note 1, Basis of Presentation, the Company discovered accounting irregularities in its Pipeline

Engineering business going back to 2017. The Company conducted an investigation into the accounting irregularities at the Pipeline Engineering business and restated its consolidated financial statements for the annual periods of 2020 and 2019, interim and year to date periods for 2020 and interim and year to date periods for the nine months ended October 3, 2021.

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

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
Pension Benefits - U.S. Plans
Interest cost	$1,000	$773
Expected return on plan assets	(2,150)	(2,629)
Amortization	48	51
Net periodic benefit income	$(1,102)	$(1,805)

Pension Benefits - Non-U.S. Plans
Service cost	$621	$823
Interest cost	366	247
Expected return on plan assets	(203)	(156)
Amortization	—	179
Net periodic benefit cost	$784	$1,093

Other Post-Retirement Benefits
Service cost	$1	$1
Interest cost	53	42
Net periodic benefit cost	$54	$43

The periodic benefit service costs are included in both costs of revenues, as well as selling, general, and administrative expenses, while the remaining net periodic benefit costs are included in other expense (income), net in the condensed consolidated statements of operations for the three months ended April 3, 2022 and April 4, 2021.

The Company did not make any employer contributions to the Company’s U.S. or non-U.S. based defined benefit pension plans during the three months ended April 3, 2022 and April 4, 2021.

(12) Income Taxes

The provision for (benefit from) for income taxes to income (loss) from continuing operations is as follows (in thousands):

	Three Months Ended
	April 3, 2022	As Restated April 4, 2021
(Loss) from continuing operations before income taxes	$(19,958)	$(11,854)
Effective tax rate	(7.6)%	2.5%
Provision for (benefit from) income taxes	$1,523	$(297)

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

The effective tax rate for the three months ended April 3, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances. The effective tax rate for the three months ended April 4, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of April 3, 2022 and December 31, 2021, the Company had $2.0 million of unrecognized tax benefits including penalty and interest, all of which would affect the Company's effective tax rate if recognized in any future period.

(13) Share-Based Compensation

As of April 3, 2022, the Company had 510,663 stock options and 239,526 Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plan Awards (“RSU MSPs”) outstanding. On May 25, 2021 at the Company’s annual meeting, the Company’s shareholders approved an amendment to the 2019 Stock Option and Incentive Plan (the “2019 Plan”) to increase the number of shares available for issuance by 1,000,000 shares. The 2019 Plan now authorizes issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 1,454,975 shares available for grant as of April 3, 2022.

During the three months ended April 3, 2022 and April 4, 2021, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

During the three months ended April 3, 2022 and April 4, 2021, the Company granted 1,009 and 233,618 RSU Awards with approximate fair values of $26.60 and $40.85 per RSU Award, respectively. Due to the delay in filing of the Company's annual report on Form 10-K for the year ended December 31, 2021, the grant of annual equity awards, which typically takes place during the first quarter of each fiscal year, has been postponed. During the three months ended April 3, 2022, the Company did not grant any performance-based RSU Awards. This compares to 70,933 performance-based RSU Awards granted during the three months ended April 4, 2021. The performance-based RSU Awards granted in 2021 include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three year performance period. The target payout range for the 2021 awards is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. The 2021 performance-based RSUs are valued using a Monte Carlo Simulation model to account for the market condition on grant date.

There were no RSU MSPs granted during the three months ended April 3, 2022. This compares to 31,248 RSU MSPs granted during the three months ended April 4, 2021, which had a per unit discount of $13.14 per share representing fair value.

Compensation expense related to the Company’s share-based plans for the three months ended April 3, 2022 and April 4, 2021 was $(0.1) million and $1.4 million, respectively. The significant decrease in compensation cost in the three months ended April 3, 2022 relates primarily to forfeitures associated with the departure of the Company's former CEO in January 2022. Compensation expense for the three months ended April 3, 2022 was recorded as follows: $0.5 million in selling, general and administrative expenses and $(0.6) million in special charges. Special charges recoveries, net relate to forfeitures associated with the departure of the Company's former CEO, partially offset by certain equity accelerations for the Company's former CEO and other Corporate staff whose positions were eliminated. Compensation expense for the three months ended April 4, 2021 was recorded entirely in selling, general and administrative expenses. As of April 3, 2022, there were $3.4 million of total unrecognized compensation costs related to the Company’s outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

The weighted average contractual term for stock options outstanding and options exercisable as of April 3, 2022 was 0.5 years and 0.5 years, respectively.

The aggregate intrinsic value of RSU Awards settled and outstanding during the three months ended April 3, 2022 was $1.8 million and $5.8 million, respectively. The aggregate intrinsic value of RSU MSP Awards settled and outstanding during the three months ended April 4, 2021 was $0.2 million and $0.9 million, respectively.

(14) Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders’ equity, for the three months ended April 3, 2022 and April 4, 2021 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2020	$(50,060)	$(33,359)	$(5,710)	$(89,129)
Other comprehensive (loss) income	(3,218)	60	1,586	(1,572)
Balance as of April 4, 2021 (As Restated)	$(53,278)	$(33,299)	$(4,124)	$(90,700)

Balance as of December 31, 2021	$(54,432)	$4,944	$688	$(48,800)
Other comprehensive (loss) income	(3,075)	51	1,693	(1,331)
Balance as of April 3, 2022	$(57,507)	$4,995	$2,381	$(50,131)

(15) Income (Loss) Per Common Share (“EPS”)

For the three months ended April 3, 2022 and April 4, 2021, outstanding stock options, RSU Awards and RSU MSPs were not included in the calculation of dilutive EPS because to do so would be anti-dilutive. For the three months ended April 3, 2022, there were 511,896 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $31.52 to $60.99. For the three months ended April 4, 2021, there were 870,829 anti-dilutive stock options, RSU Awards and RSU MSPs with exercise prices ranging from $33.63 to $60.99.

(16)    Subsequent Events

In February 2022, the Company entered into an agreement for the sale of a facility of a previously divested business, where the net carrying value of the facility is approximately $0.7 million. The Company closed on the transaction on May 12, 2022 and received net cash proceeds in the amount of $7.1 million.

On April 8, 2022, the Company amended (the "First Amendment") its credit agreement dated as of December 21, 2021 (the "Credit Agreement"). The First Amendment makes certain changes to the Credit Agreement, including, among other things, (i) extending the deadline for the Company to deliver its annual financial statements for the fiscal year ended December 31, 2021 to May 31, 2022, (ii) increasing the interest rate margins for (a) the term loan facility to 5.50% with respect to Eurodollar loans, (b) the revolving facility to 4.75% with respect to Eurodollar loans and (c) the swing line facility to 3.75%, (iii) in the event of a step-down in the debt ratings of the facilities, increasing the interest rate margins for the term loan facility by an additional 0.50% during any such step-down period, (iv) decreasing certain debt, lien, investment, restricted payment and affiliate transaction baskets and negative covenant thresholds by 15%, (v) further decreasing or eliminating the use of certain debt, lien, investment and restricted payment baskets until the Company is able to deliver its annual financial statements for the fiscal year ended December 31, 2021, (vi) eliminating the minimum threshold and reinvestment rights with respect to mandatory prepayments of the term loans with the net cash proceeds of sale-leaseback transactions, subject to certain exceptions, (vii) restricting the Company’s ability to borrow swing loans or revolving loans if the aggregate amount of cash and cash equivalents of the Company and its domestic subsidiaries exceeds $10.0 million and creating a requirement to prepay outstanding swing loans and revolving loans with any such excess, in each case, during the period beginning on the effective date of the First Amendment and ending on the date of delivery of the Company's financial statements for the year ended December 31, 2021 (the "Restricted Period"), (viii) resetting the “soft call” prepayment premium for 12-months from the date of the First Amendment, and (ix) requiring the Company to hold private-side lender calls twice upon request of the Administrative Agent during the Restricted Period and promptly after the delivery of all quarterly and annual financial statements. In connection with the execution of the First Amendment, the Company paid approximately $12.5 million in customary arranger and lender consent fees, attorney fees, and reasonable and documented expenses of the Administrative Agent.

On May 27, 2022, the Company amended (the "Second Amendment") the Credit Agreement, as amended by the First Amendment. The Second Amendment makes certain changes to the Credit Agreement, including, among other things, (i) extending the deadline for the Company to deliver its audited financial statements for the fiscal year ended December 31, 2021 to July 30, 2022, (ii) extending the deadline for the Company to deliver its quarterly financial statements for the fiscal quarter ended April 3, 2022 to July 30, 2022, (iii) extending the deadline for the Company to deliver its quarterly financial statements for the fiscal quarter ended July 3, 2022 to September 30, 2022, and (iv) requiring the Company to hold private-side lender calls once per month upon request of the Administrative Agent during the period beginning on the the date of the Second Amendment and ending on the last day of the Restricted Period (as extended to the date of delivery of the date on which the Company has delivered each of the Company’s financial statements for the year ended December 31, 2021, the Company’s financial statements for the quarter ended April 3, 2022 and the Company’s financial statements for the quarter ended July 3, 2022), and promptly after the delivery of all quarterly and annual financial statements.

On April 8, 2022, the Company completed a sale-leaseback transaction for its Tampa, Florida facility. For the sale of the land and building the Company received net proceeds of $19.3 million in cash. Concurrent with the sale, the Company leased back the facility at market for an initial lease term of 5 years with an option to renew for an additional term of 5 years. The Company will account for the transaction during the second quarter of 2022 and while the Company has not completed its accounting analysis it currently expects the sale-leaseback transaction to qualify as sale resulting in derecognition of the facility and an operating lease for the leaseback transaction.

In the second quarter of 2022 the Company substantially completed the exit of its Pipeline Engineering business. On April 14, 2022 the Company placed the Catterick, UK entity of the Pipeline Engineering business into Administration under the U.K. Insolvency Act of 1986 and the Insolvency (England and Wales) Rules 2016 (IR 2016). Further, the Company substantially completed the exit of the Houston, Texas and Dubai locations of the Pipeline Engineering business. Upon placing the Catterick, UK entity into Administration in the second quarter of 2022, the Company expects to deconsolidate the subsidiary under the provisions of ASC Topic 810, Consolidation. The exit of the Pipeline Engineering business will continue to result in additional cash and non-cash charges in 2022, including, but not limited to, the accounting write-off for Cumulative Translation Adjustment, the accounting for which is in process.

On August 10, 2022, the Company's Board of Directors appointed Tony Najjar as the Company's President and Chief Executive Officer. Tony Najjar previously held the title of Chief Operating Officer and Interim President and Chief Executive Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including the expected and potential direct and indirect impacts of the COVID-19 pandemic on our business, the timing and potential outcome, if any, of the Board of Director's review of strategic alternatives, our ability to remediate the material weakness in our internal control over financial reporting, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and scope of the COVID-19 pandemic and its impact on the global economy; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels, including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; fluctuations in interest rates; our ability to successfully defend product liability actions; the outcome of litigation or claims made against us; the inability to identify or complete a strategic transaction; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of the COVID-19 pandemic, rising inflation, increasing interest rates, natural disasters, military conflicts, including the conflict between Russia and Ukraine, terrorist attacks and other similar matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which is filed with the Securities and Exchange Commission (“SEC”) and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In both reporting segments, the Company's results from operations were, and continue to be, adversely impacted by global supply chain constraints and rising inflation. In 2021, we faced unexpected difficulties in procuring certain raw material, castings, and components, additional labor constraints due to COVID-19 and a challenging labor market, and inflation on both material and logistics. These challenges were most acute in the second half of the year and continue to evolve in 2022 as some governments impose lockdowns and restrictions due to rising cases of COVID-19. In order to mitigate the impact of these factors on our operations and financial position, we continue to implement actions across the company including, but not limited to: list price increases and surcharges, structural cost out actions, changes in suppliers from which we procure material, and manufacturing productivity through the implementation of the CIRCOR Operating System and 80/20 across the company. Finally, continuing to attract and retain diverse and talented personnel, including the enhancement of our global sales, operations, product management and engineering organizations, remains an important part of our strategy during 2022.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies used in preparation of our condensed consolidated financial statements for the three months ended April 4, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021, except as updated by Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in an effort to mitigate the likelihood of material adjustments.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Results of Operations

Three Months Ended April 3, 2022 Compared with Three Months Ended April 4, 2021 (As Restated)

Consolidated Operations

	Three Months Ended
(in thousands)	April 3, 2022	April 4, 2021 (As Restated)	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	$63,370	$58,488	$4,882	$5,701	$(820)
Industrial	122,285	117,963	4,322	9,233	(4,910)
Net revenues	$185,655	$176,451	$9,204	$14,934	$(5,730)

Net revenues for the three months ended April 3, 2022 were $185.7 million, an increase of $9.2 million, or 5%, as compared to the three months ended April 4, 2021, driven by operational increases of 8% and unfavorable currency fluctuations of 3%.

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
(in thousands, except percentages)	April 3, 2022	April 4, 2021 (As Restated)
Net revenues
Aerospace & Defense	$63,370	$58,488
Industrial	122,285	117,963
Net revenues	$185,655	$176,451

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$11,320	$9,988
Industrial - Segment Operating Income	6,857	5,834
Corporate expenses	(7,770)	(9,035)
Subtotal	10,407	6,787
Restructuring charges (recoveries), net	6,447	2,060
Special charges (recoveries), net	2,556	(2,869)
Special and restructuring charges (recoveries), net (1)	9,003	(809)
Restructuring related inventory charges (recoveries), net	2,757	—
Acquisition amortization (2)	9,391	10,487
Acquisition depreciation (2)	1,045	2,375
Restructuring, impairment and other costs, net	13,193	12,862
Consolidated Operating Income (loss)	(11,789)	(5,266)
Interest expense, net	9,456	8,369
Other expense (income), net	(1,287)	(1,781)
Income (loss) from continuing operations before income taxes	$(19,958)	$(11,854)

Consolidated Operating Margin	(6.3)%	(3.0)%

(1) See Special and Restructuring Charges (Recoveries), net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	April 3, 2022	April 4, 2021 (As Restated)	Change
Segment Orders	$77,890	$72,999	$4,891
Net Revenues	$63,370	$58,488	$4,882
Segment Operating Income	$11,320	$9,988	$1,332
Segment Operating Margin	17.9%	17.1%

Aerospace & Defense segment orders increased $4.9 million, or 7%, for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021, primarily driven by an increase in our Commercial business of 70% partially offset by a decrease in our Defense business of 19% and unfavorable foreign currency fluctuations of 1%. Defense orders were down as a result of the non-repeat of a large Defense order in the three months ended April 4, 2021.

Aerospace & Defense segment net revenues increased by $4.9 million, or 8%, to $63.4 million for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021. The increase was driven by an increase in our Commercial business of 27%, partially offset by a decrease in our Defense business of 1% and unfavorable foreign currency fluctuations of 1%.

Segment operating income increased $1.3 million, or 13% for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021. The increase in operating income was driven by pricing and higher volumes.

Segment operating margin increased from 17.1% in the three months ended April 4, 2021 to 17.9% for the three months ended April 3, 2022. The increased operating margin reflects the impact of pricing, higher volume and favorable mix.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	April 3, 2022	April 4, 2021 (As Restated)	Change
Segment Orders	$143,727	$153,695	$(9,968)
Net Revenues	$122,285	$117,963	$4,322
Segment Operating Income	$6,857	$5,834	$1,023
Segment Operating Margin	5.6%	4.9%

Industrial segment orders decreased $10.0 million or 6%, for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021, primarily driven by a decrease in the Valves business of 34% and unfavorable foreign currency fluctuation of 4%, partially offset by an increase in the Pumps business of 12%.

Industrial segment net revenue increased $4.3 million, or 4% for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021, primarily driven by an increase in our Pumps business of 3% and Valves business of 6%, partially offset by unfavorable foreign currency fluctuation of 4%.

Segment operating income increased $1.0 million, or 18% ,for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021. The increase was driven by pricing and higher volume in both the Pumps and Valves businesses.

Industrial segment operating margin increased to 5.6% in the three months ended April 3, 2022 from 4.9% for the three months ended April 4, 2021. The improved margin was driven by pricing and increased volume.

Corporate Expenses

Corporate expenses were $7.8 million for the three months ended April 3, 2022 compared to $9.0 million for the three months ended April 4, 2021, primarily driven by reduced share based compensation and benefit costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended April 3, 2022 the Company recorded Restructuring and Special charges, net of $9.0 million compared to a net recovery in the three months ended April 4, 2021 of $0.8 million These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring charges (recoveries), net”. These charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended April 3, 2022 and April 4, 2021, the Company recorded amortization expense of $9.4 million and $10.5 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended April 3, 2022 and April 4, 2021, the Company recorded depreciation expense of $1.0 million and $2.4 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During three months ended April 3, 2022 and April 4, 2021, the Company recorded interest expense of $9.5 million and $8.4 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other Expense (Income), net

During the three months ended April 3, 2022, the Company recorded other income, net of $1.3 million, as compared to other income, net of $1.8 million for the three months ended April 4, 2021. The year-over-year decrease is driven by lower return on pension assets and increase in pension interest cost.

Provision for (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended April 3, 2022 and April 4, 2021 (in thousands, except percentages).

	Three Months Ended
	April 3, 2022	April 4, 2021 (As Restated)
Loss from continuing operations before income taxes	$(19,958)	$(11,854)
Effective tax rate	(7.6)%	2.5%
Provision for (benefit from) provision for income taxes	$1,523	$(297)

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

The effective tax rate for the three months ended April 3, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances. The effective tax rate for the three months ended April 4, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

The following table summarizes our cash flow activities for the three month periods indicated (in thousands):

	April 3, 2022	April 4, 2021 (As Restated)
Cash flow provided by (used in):
Operating activities	$(15,924)	$(19,210)
Investing activities	(2,665)	4,613
Financing activities	20,554	13,855
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(712)	(1,615)
Increase (Decrease) in cash, cash equivalents and restricted cash	$1,253	$(2,357)

During the three months ended April 3, 2022, cash used in operations was $15.9 million compared to cash used in operations of $19.2 million during the prior corresponding period. The $3.3 million decrease in cash used in operating activities was driven by reduction in accounts receivable and a reduction in net cash used in discontinued operating activities.

During the three months ended April 3, 2022, cash used by investing activities was $2.7 million compared to $4.6 million cash provided by investing activities in the prior corresponding period. The $7.3 million period over period decrease in cash generated was primarily driven by the cash received in the three months ended April 4, 2021 from the sale of certain product lines.

During the three months ended April 3, 2022, cash provided by financing activities was $20.6 million as compared to $13.9 million during the prior corresponding period. The $6.7 million period over period increase in cash used in financing activities is a result of increased debt borrowings in the current period.

As of April 3, 2022, total debt (including current portion and other short-term borrowings) was $535.1 million compared to $513.3 million as of December 31, 2021. Total debt is net of unamortized term loan debt issuance costs of $12.6 million and $13.0 million at April 3, 2022 and December 31, 2021, respectively. Total debt as a percentage of total shareholders’ equity was 485% as of April 3, 2022 compared to 384% as of December 31, 2021.

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

The New Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue certain types of additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is total net leverage, a ratio of total secured debt (less cash and cash equivalents up to a maximum of $75.0 million) to total earnings before interest expense, taxes, depreciation, and amortization based on the four fiscal quarters at the testing period. Subsequent to the quarter ended April 3, 2022, the Company amended its credit agreement with the First Amendment on April 8, 2022 and the Second Amendment on May 27, 2022. See further discussion within Note 16 above.

As of April 3, 2022, we had gross borrowings of $525 million outstanding under our term loan, $21.8 million outstanding under our revolving credit facility, $0.9 million in other short-term borrowings, and $36.3 million outstanding letters of credit with available capacity to borrow an additional $49.2 million under the revolving credit facility, subject to the terms and conditions of that facility.

We were in compliance with all financial covenants related to our existing debt obligations at April 3, 2022 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

As of April 3, 2022, cash and cash equivalent balances, totaled $61.1 million. The majority of the Company’s cash and cash equivalent balances are held in foreign bank accounts. This compares to $59.9 million of cash and cash equivalents as of December 31, 2021, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. During 2019, the Company entered into a cross-currency swap (“cross-currency swap”) agreement to hedge against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap was pursuant to an ISDA Master Agreement with Deutsche Bank AG and provided for early termination if the counterparty ceased to be part of the Company’s secured lender group. Concurrent with the closing of the Credit Agreement, the cross-currency swap was terminated in December 2021. For additional information regarding our foreign currency exchange risk refer to Note 8, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of March 31, 2022, the interest rate on the Company's hedged loan portion was 7.1475%, whereas, the unhedged portion was 5.0%. In 2018, the Company entered into an interest rate swap to mitigate the inherent rate risk associated with our outstanding variable rate debt. This hedging instrument matured in April 2022 and the Company is currently unhedged against changes in interest rates. Refer to Financial Instruments in Note 8, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer ("CEO") and interim Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our interim CEO and interim CFO concluded that, as of April 3, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

The Company did not maintain a sufficient number of finance and accounting personnel across the organization to identify and prevent the misstatements that resulted in the restatement of the prior period financial statements.

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

a.The Company did not maintain a sufficient complement of effective process level controls at smaller locations to validate activity recorded within the trial balances of smaller reporting locations based on criteria established in Internal Control – Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, the Company did not maintain sufficient level of monitoring of that activity at the segment level.

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

The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weaknesses. The Company does not anticipate that the material weaknesses will be fully remediated by December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the changes related to the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended April 3, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
10.1		Arjun Sharma Retention Agreement dated January 14, 2022, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2022.
10.2		Jessica Wenzell Retention Agreement dated January 14, 2022, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 26, 2022.
10.3		Agreement and Release by and between the Company and Scott Buckhout dated as of January 28, 2022, incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 26, 2022.
10.4
Amendment No. 1 to Credit Agreement, dated as of April 8, 2022, by and among the Company, as borrower, the other credit parties party thereto, each lender and letter of credit issuer from time to time party thereto and Truist Bank, as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 13, 2022.

10.5
Amendment No. 2 to Credit Agreement, dated as of May 27, 2022, by and among the Company, as borrower, the other credit parties party thereto, each lender and letter of credit issuer from time to time party thereto and Truist Bank, as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 31, 2022.

31.1*		Certification of interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of interim Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, as filed with the Securities and Exchange Commission on August 11, 2022, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of April 3, 2022 and December 31, 2021
	(ii)	Condensed Consolidated Statements of Operations for the Three Months Ended April 3, 2022 and April 4, 2021 (As Restated)
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended April 3, 2022 and April 4, 2021 (As Restated)
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months ended April 3, 2022 and April 4, 2021 (As Restated)
	(v)	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended April 3, 2022 and April 4, 2021 (As Restated)
	(vi)	Notes to Condensed Consolidated Financial Statements (As Restated)
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

August 11, 2022	/s/ Tony Najjar
Tony Najjar
President and Chief Executive Officer
Principal Executive Officer

August 11, 2022	/s/ Arjun Sharma
Arjun Sharma
Chief Financial Officer and Senior Vice President, Business Development
Principal Financial Officer

August 11, 2022	/s/ Amit Goel
Amit Goel
Vice President and Chief Accounting Officer
Principal Accounting Officer