Form 10-Q
period 2022-07-03
CIRCOR INTERNATIONAL INC
filed 2022-09-30
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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

As of September 25, 2022, there were 20,363,350 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	July 3, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,238	$59,924
Trade accounts receivable, net	93,530	100,149
Inventories	134,247	123,343
Prepaid expenses and other current assets	119,522	110,749
Total Current Assets	402,537	394,165
PROPERTY, PLANT AND EQUIPMENT, NET	139,082	154,461
OTHER ASSETS:
Goodwill	119,750	122,906
Intangibles, net	273,476	303,476
Deferred income taxes	685	756
Other assets	53,890	43,534
TOTAL ASSETS	$989,420	$1,019,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,152	$83,382
Accrued expenses and other current liabilities	78,554	81,998
Accrued compensation and benefits	28,158	26,551
Short-term borrowings and current portion of long-term debt	—	1,611
Total Current Liabilities	189,864	193,542
LONG-TERM DEBT	520,999	511,694
DEFERRED INCOME TAXES	19,689	21,721
PENSION LIABILITY, NET	111,716	120,881
OTHER NON-CURRENT LIABILITIES	43,489	37,744
COMMITMENTS AND CONTINGENCIES (NOTE 9 AND 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,724,341 and 21,633,131 issued at July 3, 2022 and December 31, 2021 respectively	217	217
Additional paid-in capital	454,361	454,852
Accumulated deficit	(215,602)	(198,081)
Common treasury stock, at cost (1,372,488 shares at July 3, 2022 and December 31, 2021)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(60,841)	(48,800)
Total Shareholders’ Equity	103,663	133,716
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$989,420	$1,019,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2022	As Restated July 4, 2021	July 3, 2022	As Restated July 4, 2021
Net revenues	$191,376	$187,590	$377,031	$364,041
Cost of revenues	133,171	131,156	263,543	256,045
Gross profit	58,205	56,434	113,488	107,996
Selling, general and administrative expenses	52,057	58,188	110,127	115,825
Special and restructuring (recoveries) charges, net	(5,730)	6,803	3,272	5,995
Operating income (loss)	11,878	(8,557)	89	(13,824)
Other expense (income):
Interest expense, net	10,203	7,957	19,659	16,327
Other (income), net	(1,638)	(1,267)	(2,924)	(3,048)
Total other expense, net	8,565	6,690	16,735	13,279
Income (loss) from continuing operations before income taxes	3,313	(15,247)	(16,646)	(27,103)
(Benefit from) provision for income taxes	(647)	2,659	875	2,360
Income (loss) from continuing operations, net of tax	3,960	(17,906)	(17,521)	(29,463)
Loss from discontinued operations, net of tax	—	(878)	—	(1,117)
Net income (loss)	$3,960	$(18,784)	$(17,521)	$(30,580)

Basic income (loss) per common share:
Basic from continuing operations	$0.19	$(0.89)	$(0.86)	$(1.46)
Basic from discontinued operations	$—	$(0.04)	$—	$(0.06)
Net income (loss)	$0.19	$(0.93)	$(0.86)	$(1.52)

Diluted income (loss) per common share:
Diluted from continuing operations	$0.19	$(0.89)	$(0.86)	$(1.46)
Diluted from discontinued operations	$—	$(0.04)	$—	$(0.06)
Net income (loss)	$0.19	$(0.93)	$(0.86)	$(1.52)

Weighted average number of common shares outstanding:
Basic	20,361	20,230	20,336	20,143
Diluted	20,428	20,230	20,336	20,143
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2022	As Restated July 4, 2021	July 3, 2022	As Restated July 4, 2021
Net income (loss)	$3,960	$(18,784)	$(17,521)	$(30,580)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,375)	39	(11,450)	(3,178)
Interest rate swap adjustments (1)	(2,381)	1,562	(688)	3,148
Pension adjustment	46	49	97	111
Other comprehensive income (loss), net of tax	(10,710)	1,650	(12,041)	81
COMPREHENSIVE (LOSS)	$(6,750)	$(17,134)	$(29,562)	$(30,499)

(1) Net of an income tax effect of $(2.5) million and $0.0 million for the three months ended July 3, 2022 and July 4, 2021 respectively and $(2.5) million and $0.0 million for the six months ended July 3, 2022 and July 4, 2021, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
OPERATING ACTIVITIES	July 3, 2022	As Restated July 4, 2021
Net loss	$(17,521)	$(30,580)
Loss from discontinued operations, net of income taxes	—	(1,117)
Loss from continuing operations, net of tax	(17,521)	(29,463)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	10,056	11,970
Amortization	18,580	21,353
Change in provision for bad debt expense	(221)	(356)
Write down of inventory	1,181	1,548
Compensation expense for share-based plans	375	2,903
Loss on debt extinguishment	4,977	—
Amortization of debt issuance costs	1,649	2,005
Deferred tax provision	—	(1,317)
Loss on sale of businesses	—	1,031
Gain on sale of real estate	(22,008)	—
Other impairment charges	8,011	—
Loss on deconsolidation charges	4,675	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	3,283	6,455
Inventories	(20,548)	(14,617)
Prepaid expenses and other assets	(16,947)	(10,119)
Accounts payable, accrued expenses and other liabilities	4,941	(1,158)
Net cash used in continuing operating activities	(19,517)	(9,765)
Net cash used in discontinued operating activities	—	(579)
Net cash used in operating activities	(19,517)	(10,344)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,133)	(6,038)
Proceeds from the sale of property, plant and equipment	80	2
Proceeds from the sale of real estate	26,433	—
Proceeds from beneficial interest of factored receivables	2,336	998
Proceeds from the sale of business	—	9,993
Net cash provided by investing activities	19,716	4,955
FINANCING ACTIVITIES
Proceeds from long-term debt	124,016	103,350
Payments of long-term debt	(105,616)	(100,250)
Net change in short-term borrowings	(1,573)	(292)
Proceeds from the exercise of stock options	—	151
Withholding tax payments on net share settlements on equity awards	(1,187)	(4,119)
Payment of debt issuance costs	(16,701)	—
Net cash used in financing activities	(1,061)	(1,160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,848)	(1,782)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,710)	(8,331)
Cash, cash equivalents, and restricted cash at beginning of period	61,374	68,607
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$56,664	$60,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	20,261	$217	$454,852	$(198,081)	$(48,800)	$(74,472)	$133,716
Net loss	—	—	—	(21,481)	—	—	(21,481)
Other comprehensive (loss), net of tax	—	—	—	—	(1,331)	—	(1,331)
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	50	—	(499)	—	—	—	(499)
Share-based plan compensation	—	—	(84)	—	—	—	(84)
Balance as of April 3, 2022	20,311	$217	$454,269	$(219,562)	$(50,131)	$(74,472)	$110,321

Net income	—	—	—	3,960	—	—	3,960
Other comprehensive (loss), net of tax	—	—	—	—	(10,710)	—	(10,710)
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	41	—	(367)	—	—	—	(367)
Share-based plan compensation	—	—	459	—	—	—	459
Balance as of July 3, 2022	20,352	$217	$454,361	$(215,602)	$(60,841)	$(74,472)	$103,663

Balance as of December 31, 2020	20,001	$214	$452,728	$(136,443)	$(89,129)	$(74,472)	$152,898
Net loss	—	—	—	(11,796)	—	—	(11,796)
Other comprehensive (loss), net of tax	—	—	—	—	(1,572)	—	(1,572)
Stock options exercised	5	—	151	—	—	—	151
Conversion of restricted stock units	165	2	(2,423)	—	—	—	(2,421)
Share-based plan compensation	—	—	1,402	—	—	—	1,402
Balance as of April 4, 2021 (As Restated)	20,171	$216	$451,858	$(148,239)	$(90,700)	$(74,472)	$138,663

Net loss	—	—	—	(18,784)	—	—	(18,784)
Other comprehensive (loss), net of tax	—	—	—	—	1,650	—	1,650
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	77	—	(847)	—	—	—	(847)
Share-based plan compensation	—	—	1,501	—	—	—	1,501
Balance as of July 4, 2021 (As Restated)	20,248	$216	$452,512	$(167,023)	$(89,048)	$(74,472)	$122,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CIRCOR International, Inc. (“CIRCOR” or the “Company”) have been prepared according to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting, along with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles it uses for its annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. The Company believes that the disclosures made in its condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading. The unaudited results of operations for interim periods reported are not necessarily indicative of the results for the full year.
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

As further described in the Explanatory Note in its 2021 Annual Report and Note 2 and Note 23 in Item 8 of the 2021 Annual Report, the Company discovered accounting irregularities in its Pipeline Engineering business unit and restated its financial statements for prior periods. The restatement of prior period financial statements include interim financial statements for the three and six months ended July 4, 2021. The comparative financial statements presented for the three and six months ended July 4, 2021, are restated for the matters as further described in the 2021 Annual Report.

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three and six months ended July 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

Unless otherwise indicated, all financial information and statistical data included in these notes to the Company's condensed consolidated financial statements relate to its continuing operations, with dollar amounts expressed in thousands (except share and per-share data). As of July, 3, 2022, the Company's condensed consolidated financial statements reflect the deconsolidation of the Catterick, UK entity of the Pipeline Engineering business.

COVID-19

The COVID-19 pandemic continues to impact the global economy, resulting in rapidly changing market and economic conditions. The effects of the COVID-19 pandemic continue to negatively impact the Company’s results of operations, cash flows and financial position. The Company’s consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the consolidated financial statements.
(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended July 3, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Annual Report.

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

As of July 3, 2022 the Company had $196.7 million of transaction price related to remaining performance obligations, of which, is invoiced and paid in accordance with terms of contractual agreements. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue during the remainder of 2022, 40% in 2023, and the remaining 11% in 2024 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in the subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period. Revenue recognized during the six months ended July 3, 2022 that was included in contract liabilities at the beginning of the period amounted to $17.4 million.

Disaggregation of Revenue

The following tables present revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	As Restated July 4, 2021	July 3, 2022	As Restated July 4, 2021
Aerospace & Defense Segment
Commercial Aerospace & Other	$28,821	$23,689	$54,034	$43,490
Defense	38,450	36,924	76,607	75,611
Total	67,271	60,613	130,641	119,101
Industrial Segment
Valves	41,435	44,411	86,911	87,482
Pumps	82,670	82,566	159,479	157,458
Total	124,105	126,977	246,390	244,940
Net Revenues	$191,376	$187,590	$377,031	$364,041

	Three Months Ended		Six Months Ended
	July 3, 2022	As Restated July 4, 2021	July 3, 2022	As Restated July 4, 2021
Aerospace & Defense Segment
EMEA	$15,801	$13,634	$30,010	$28,849
North America	46,963	43,321	92,160	83,453
Other	4,507	3,658	8,471	6,799
Total	67,271	60,613	130,641	119,101
Industrial Segment
EMEA	51,216	59,595	105,858	115,035
North America	42,555	38,492	83,392	70,271
Other	30,334	28,890	57,140	59,634
Total	124,105	126,977	246,390	244,940
Net Revenues	$191,376	$187,590	$377,031	$364,041

Contract Balances

The Company’s contract assets and contract liabilities balances as of July 3, 2022 and December 31, 2021 are as follows (in thousands):

	July 3, 2022	December 31, 2021	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$93,741	$87,527	$6,214
Recorded within other non-current assets	7,788	6,336	1,452
	$101,529	$93,863	$7,666

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$27,793	$26,870	$923
Recorded within other non-current liabilities	5,380	4,847	533
	$33,173	$31,717	$1,456

Contract assets increased by $7.7 million during the six months ended July 3, 2022, primarily due to revenue recognized in excess of invoicing within the Defense and Refinery Valves businesses partially offset due to invoicing upon project completion milestones in excess of revenue recognized within Industrial Pumps and Valves business.

Contract liabilities increased by $1.5 million during the six months ended July 3, 2022, primarily due to customer advances received in excess of revenue recognized in the Defense and Refinery Valves businesses, partially offset by recognition of revenue against customer advances within Industrial Pumps and Valves business.

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

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, its historical experience, expectation of changes in risk of loss and any specific customer collection issues that it has identified. During the six months ended July 3, 2022, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries other than charges in the amount of $1.5 million for the Pipeline Engineering business as described further in Note 4, Special and restructuring (recoveries) charges, net. During the six months ended July 4, 2021, there were no material changes to the allowance for credit losses including additional allowances, write-offs or recoveries.

(4) Special and Restructuring (Recoveries) Charges, net

Special and restructuring (recoveries) charges, net

Special and restructuring (recoveries) charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special (recoveries) charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges (recoveries), net on the condensed consolidated statements of operations. Certain other special and restructuring (recoveries) charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below summarizes the amounts recorded within the special and restructuring (recoveries) charges, net line item on the condensed consolidated statements of operations for the three and six months ended July 3, 2022 and July 4, 2021 (in thousands):

	Special & restructuring (recoveries) charges, net
	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Special (recoveries) charges, net	$(10,425)	$4,522	$(7,870)	$1,654
Restructuring charges, net	4,695	2,281	11,142	4,341
Total special and restructuring (recoveries) charges, net	$(5,730)	$6,803	$3,272	$5,995

Special (recoveries) charges, net

The table below details the special (recoveries) charges, net recognized for the three and six months ended July 3, 2022 (in thousands):

	Special (recoveries) charges, net
	Three Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation and restatement costs	$—	$—	$5,022	$5,022
Gain on real estate sales		(22,008)	—	(22,008)
Strategic alternatives evaluation	—	—	945	945
Debt amendment charges	—	—	4,977	4,977
Other special charges (recoveries), net	—	829	(190)	639
Total special (recoveries) charges, net	$—	$(21,179)	10,754	(10,425)

	Special (recoveries) charges, net
	Six Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation and restatement costs	$—	$—	$6,363	$6,363
Gain on real estate sales	—	(22,008)	—	(22,008)
Strategic alternatives evaluation	—	—	945	945
Debt amendment charges	—	—	4,977	4,977
Other special charges	—	965	888	1,853
Total special (recoveries) charges, net	$—	$(21,043)	13,173	(7,870)

Pipeline Engineering investigation and restatement costs: During the three and six months ended July 3, 2022, the Company recognized special charges, net of $5.0 million and $6.4 million, respectively, related to the investigation into accounting irregularities at the Company's Pipeline Engineering businesses and incremental professional services charges incurred due to the restatement.

Gain on real estate sales: During the three and six months ended July 3, 2022, the Company recognized a gain of $22.0 million on the sale of real estate within the Industrial segment located at Walden, New York and Tampa, Florida. The Company recognized a gain of $6.4 million and $15.6 million on each building, respectively. On April 8, 2022, the Company entered into a five year operating lease on the Tampa facility, at the market rate of buildings of similar size and location, with a five year option to renew. The Company recorded an initial $9.3 million of operating right of use asset and lease liability.

Strategic alternatives evaluation: The Company incurred special charges of $0.9 million for the three and six months ended July 3, 2022 related to the evaluation of strategic alternatives for the Company.

Debt amendment charges: The Company incurred special charges of $5.0 million for the three and six months ended July 3, 2022 related to the amendments of its credit agreements. See Note 8, Financing Arrangements for amendment information.

Other special charges, net: During the six months ended July 3, 2022, the Company recognized other special charges, net of $1.9 million. Other special charges, net within Corporate for the six months ended July 3, 2022 include a net $0.9 million for severance related to the former CEO, comprised of $1.7 million severance, partially offset by the accounting effects of forfeitures for certain unvested CEO stock based Compensation awards. Additionally, for the three and six months ended, July 3, 2022 the Company incurred other special charges of $0.8 million and $1.0 million, respectively within Industrial related to severance and contract termination costs, and other special charges.

The table below details the special charges (recoveries), net recognized for the three and six months ended July 4, 2021 (in thousands):

	Special charges, net
	Three Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Heater & Control Valves divestiture	$—	$2,978	$—	$2,978
Other special charges, net	19	1,248	277	1,544
Total special charges, net	$19	$4,226	$277	$4,522

	Special charges (recoveries), net
	Six Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Cryo divestiture	$—	$(1,947)	$—	$(1,947)
Heater & Control Valves divestiture	—	2,978	—	2,978
Other special charges (recoveries), net	35	619	(31)	623
Total special charges (recoveries), net	$35	$1,650	$(31)	$1,654
Heater & Control Valves divestiture: During the three months ended July 4, 2021, the Company received cash proceeds of $2.8 million and recognized a pre-tax loss of $3.0 million on the sale of the Heater & Control Valve businesses.

Cryo divestiture: During the six months ended July 4, 2021, the Company recognized a net special recovery of $1.9 million from the sale of the Cryo business. The Company received cash proceeds of $7.2 million and recognized a pre-tax gain on sale of $1.9 million.

Other special charges (recoveries), net: The Company recognized special charges of $1.5 million and $0.6 million for the three and six months ended July 4, 2021, respectively. Included in the charge recognized during the three months ended July 4, 2021 is $0.9 million pertaining to a contingency indemnification to the buyer of a previously divested business within the Industrial segment. The Company also recognized charges of $0.3 million in Corporate associated with streamlining operations and reducing costs during the three months ended July 4, 2021.

Restructuring charges, net

The tables below detail the charges associated with restructuring actions recorded for the three and six months ended July 3, 2022 and July 4, 2021. Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Restructuring charges, net
	Three Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges, net	$3	$4,650	$—	$4,653
Employee related charges (recoveries), net	15	(6)	33	42
Total restructuring charges, net	$18	$4,644	$33	$4,695

	Restructuring charges, net
	Six Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$3	$10,082	$—	$10,085
Employee related expenses, net	15	715	327	1,057
Total restructuring charges, net	$18	$10,797	$327	$11,142

Accrued restructuring charges as of December 31, 2021				$1,839
Total charges, net (shown above)				11,142
Charges paid/settled, written-off, net				(12,041)
Accrued restructuring charges as of July 3, 2022				$940

The Company recorded restructuring charges of $11.1 million during the six months ended July 3, 2022. Of the $11.1 million in total restructuring charges, $10.6 million related to the exit of the Pipeline Engineering business. The $10.6 million charge consists of $5.3 million in impairments, $0.6 million of termination benefits and $4.7 million of deconsolidation charges. Impairments of $5.3 million included $3.8 million related to the write downs of Property, Plant and Equipment, Right of Use Assets and Intangibles, which is a level three fair value measurement based on the expected cash proceeds from dispositions of the assets. In addition, the Company recorded $1.5 million in charges for write downs of working capital accounts, including primarily $1.0 million for accounts receivables. Included in the Industrial employee related expenses is $0.6 million in severance and termination benefits related to the exit of the Pipeline Engineering business. The Company expects to make payment or settle the majority of the restructuring charges accrued as of July 3, 2022, during the remainder of 2022.

On April 14, 2022, the Company placed the Catterick, UK entity of the Pipeline Engineering business into Administration under the U.K. Insolvency Act of 1986 and the Insolvency (England and Wales) Rules 2016 (IR 2016). The loss of control triggered deconsolidation and recognition into earnings of the related cumulative translation adjustment out of accumulated other comprehensive loss in the amount of $5.3 million during the three and six months ended July 3, 2022. The deconsolidation also resulted in a gain within restructuring of $0.6 million related to the write down of net assets through deconsolidation. The Company determined the loss of control did not qualify for reporting as a discontinued operation as it did not meet the held-for-sale criteria and did not represent a strategic shift that has a major effect on the Company's operations and financial results.

In addition, the Company recorded a charge of $2.8 million for write down of inventories related to the exit of the Pipeline Engineering business classified within cost of revenues on the condensed consolidated statements of operations.

During the six months ended July 3, 2022, the Company recorded $0.3 million of employee related charges, not associated with the exit of the Pipeline Engineering business.

	Restructuring charges, net
	Three Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges	$16	$427	$—	$443
Employee related charges	337	1,448	53	1,838
Total restructuring charges, net	$353	$1,875	$53	$2,281

	Restructuring charges, net
	Six Months Ended July 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$24	$352	$—	$376
Employee related expenses	1,170	2,424	371	3,965
Total restructuring charges, net	$1,194	$2,776	$371	$4,341

Accrued restructuring charges as of December 31, 2020				$1,512
Total year to date charges, net (shown above)				4,341
Charges paid/settled, written-off, net				(2,453)
Accrued restructuring charges as of July 4, 2021				$3,400

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

(5) Inventories

Inventories consisted of the following as of July 3, 2022 and December 31, 2021 (in thousands):

	July 3, 2022	December 31, 2021
Raw materials	$54,293	$51,911
Work in process	62,739	55,942
Finished goods	17,215	15,490
Total inventories	$134,247	$123,343

(6) Goodwill and Intangibles, net

The following table shows the movement in goodwill by segment from December 31, 2021 to July 3, 2022 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2021	$57,360	$65,546	$122,906
Currency translation adjustments	(119)	(3,037)	(3,156)
Goodwill as of July 3, 2022	$57,241	$62,509	$119,750

The Company performs an impairment assessment for goodwill at the reporting unit level and its indefinite-life intangible assets on an annual basis during the fourth quarter, or more frequently if circumstances warrant. At July 3, 2022, the Company performed a review and determined there were no indicators of impairment requiring interim assessment.

The table below presents gross intangible assets and the related accumulated amortization (in thousands):

	July 3, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	285,252	(138,958)	146,294
Acquired technology	132,006	(76,509)	55,497
Total Amortized Intangibles	$422,626	$(220,835)	$201,791

Non-amortized intangibles (trademarks and trade names)	$71,685	$—	$71,685

Net carrying value of intangible assets			$273,476

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	302,358	(137,861)	164,497
Acquired technology	135,972	(72,708)	63,264
Total Amortized Intangibles	$443,698	$(215,937)	$227,761

Non-amortized intangibles (trademarks and trade names)	$75,715	$—	$75,715

Net carrying value of intangible assets			$303,476

Amortization of intangible assets was $18.6 million and $42.3 million for the periods ended July 3, 2022 and December 31, 2021, respectively.

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 3, 2022 (in thousands):

	2022	2023	2024	2025	2026	After 2026
Estimated amortization expense	$17,735	$31,110	$27,348	$23,949	$20,857	$80,792

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	As Restated July 4, 2021	July 3, 2022	As Restated July 4, 2021
Net revenues
Aerospace & Defense	$67,271	$60,613	$130,641	$119,101
Industrial	124,105	126,977	246,390	244,940
Net revenues	$191,376	$187,590	$377,031	$364,041
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$13,566	$11,741	$24,886	$21,729
Industrial - Segment Operating Income	8,484	7,237	15,341	13,071
Corporate expenses	(5,485)	(7,950)	(13,255)	(16,984)
Subtotal	16,565	11,028	26,972	17,816
Special (recoveries) charges, net	(10,425)	4,522	(7,870)	1,654
Restructuring charges, net	4,695	2,281	11,142	4,341
Special and restructuring (recoveries) charges, net	(5,730)	6,803	3,272	5,995
Restructuring related inventory charges	—	958	2,757	958
Acquisition amortization	9,178	10,498	18,569	20,985
Acquisition depreciation	1,239	1,326	2,285	3,702
Restructuring, impairment and other costs, net	10,417	12,782	23,611	25,645
Consolidated operating income (loss)	11,878	(8,557)	89	(13,824)
Interest expense, net	10,203	7,957	19,659	16,327
Other income, net	(1,638)	(1,267)	(2,924)	(3,048)
Income (loss) from continuing operations before income taxes	$3,313	$(15,247)	$(16,646)	$(27,103)

	Three Months Ended		Six Months Ended
	July 3, 2022	As Restated July 4, 2021	July 3, 2022	As Restated July 4, 2021
Capital expenditures
Aerospace & Defense	$1,581	$867	$2,867	$2,152
Industrial	3,597	1,457	5,260	3,481
Corporate	851	10	1,203	164
Consolidated capital expenditures	$6,029	$2,334	$9,330	$5,797

Depreciation and amortization
Aerospace & Defense	$2,737	$2,949	$5,258	$5,773
Industrial	11,340	13,020	23,046	27,224
Corporate	162	147	332	326
Consolidated depreciation and amortization	$14,239	$16,116	$28,636	$33,323

Identifiable assets	July 3, 2022	December 31, 2021
Aerospace & Defense	$486,160	$464,964
Industrial	1,231,817	1,256,974
Corporate	(728,557)	(702,640)
Consolidated identifiable assets	$989,420	$1,019,298

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

The aggregate net fair value of the Company’s interest rate swap, which is recorded within accrued expenses and other current liabilities was settled during the second quarter of 2022, as of July 3, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	Significant Other Observable Inputs Level 2
	July 3, 2022	December 31, 2021
Derivative liabilities	$—	$(2,187)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of July 3, 2022, the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $505.1 million, compared to carrying cost of $543.1 million. At December 31, 2021, the estimated fair value of the Company’s gross debt (before netting debt issuance costs) was $524.3 million, compared to carrying cost of $526.3 million. The Company’s outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of both July 3, 2022 and December 31, 2021, the Company had restricted cash balances of $1.4 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain 90% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the three and six months ended July 3, 2022, the Company sold a total of $11.3 million and $25.3 million, respectively, of receivables under the program, receiving $10.1 million and $22.8 million, respectively, in upfront cash. During the three and six months ended July 4, 2021, the Company sold a total of $9.8 million and $18.2 million respectively, of receivables under the program, receiving $9.3 million and $17.5 million, respectively in upfront cash. At July 3, 2022, a beneficial interest balance of $1.1 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Effective April 2018, the Company entered into an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap had a fixed notional value of $400.0 million with a 1% LIBOR floor and matured on April 12, 2022. The interest rate swap was a qualifying hedging instrument and was accounted for as a cash flow hedge pursuant to ASC 815, Derivatives and Hedging. The interest rate swap was settled upon its maturity during the second quarter of 2022.

There were no open forward contracts as of July 3, 2022 and December 31, 2021, respectively.

The fair value of the interest rate swap was a net liability position of $0.0 million and $2.2 million at July 3, 2022 and December 31, 2021, respectively. These balances are recorded in accrued expenses and other current liabilities of $0.0 million and $2.2 million on the condensed consolidated balance sheet as of July 3, 2022 and December 31, 2021, respectively.

The amount of gains (loss) recognized in other comprehensive loss, net of tax (“OCI”) and reclassified from accumulated other comprehensive loss (“AOCI”) to earnings are summarized below (in thousands):

	Three Months Ended	Six Months Ended
	July 3, 2022	July 3, 2022
Amount of (loss) recognized in OCI	$(1)	$(10)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net of tax)	$2,381	$(1,849)
Interest expense, net (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $0.6 million and  $7.5 million for the three and six months ended July 3, 2022 during which the hedge was in effect for the partial term, respectively.

Debt

As of July 3, 2022, total debt (including short-term borrowings and current portion of long-term debt) was $521.0 million compared to $513.3 million as of December 31, 2021. Total debt is net of unamortized term loan debt issuance costs of $22.1 million and $13.0 million at July 3, 2022 and December 31, 2021, respectively. The Company made interest payments of $18.4 million and $15.6 million during the six months ended July 3, 2022, and July 4, 2021, respectively.

In April 2022, the Company entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”). The First Amendment makes certain changes to the Original Credit Agreement, including (i) extending the deadline for the Company to deliver its annual financial statements for the fiscal year ended December 31, 2021, (ii) increasing the interest rate margins for (a) the term loan facility to 5.50% with respect to Eurodollar loans, (b) the revolving facility to 4.75% with respect to Eurodollar loans and (c) the swing line facility to 3.75%, (iii) in the event of a step-down in the debt ratings of the facilities, increasing the interest rate margins for the term loan facility by an additional 0.50% during any such step-down period, (iv) decreasing certain debt, lien, investment, restricted payment and affiliate transaction baskets and negative covenant thresholds by 15%, (v) further decreasing or eliminating the use of certain debt, lien, investment and restricted payment baskets during the period until the date on which the Company delivers the annual financial statements for the fiscal year ended December 31, 2021 (such period, the “Restricted Period”), (vi) eliminating the minimum threshold and reinvestment rights with respect to mandatory prepayments of the term loans with the net cash proceeds of sale-leaseback transactions, subject to certain exceptions, (vii) restricting the Company’s ability to borrow swing loans or revolving loans if the aggregate amount of cash and cash equivalents of the Company and its domestic subsidiaries exceeds $10.0 million and creating a requirement to prepay outstanding swing loans and revolving loans with any such excess, in each case, during the Restricted Period, (viii) resetting the “soft call” prepayment premium for an additional 12 months, and (ix) requiring the Company to hold private-side lender calls twice upon request of the Administrative Agent during the Restricted Period and promptly after the delivery of all quarterly and annual financial statements. In connection with the execution of the First Amendment, the Company paid approximately $12.5 million in customary arranger and lender consent fees, attorney fees, and reasonable and documented expenses of the Administrative Agent.

In May 2022, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”). The Second Amendment makes certain changes to the Credit Agreement, including, to extend the deadline for the Company to deliver its annual financial statements for the fiscal year ended December 31, 2021 and its quarterly financial statements for the fiscal quarters ended April 3, 2022 and July 3, 2022. In addition, the Company is required to hold private-side lender calls at least once per month upon request, and promptly after the delivery of all quarterly and annual financial statements. In connection with the execution of the Second Amendment, the Company paid approximately $4.2 million in customary arranger and lender consent fees, attorney fees, and reasonable and documented expenses of the Administrative Agent.

Prior to Amendments No.1 and No. 2, the Company had $12.6 million of unamortized debt discount and debt issuance costs associated with its term loan and $1.5 million unamortized deferred financing fees associated with its revolver as of April 3, 2022. Per Amendments No. 1 and No. 2, the Company incurred an additional $15.5 million of debt discount and issuance costs associated with the term loan and $1.2 million of fees associated with the revolver. The Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. As a result, the Company accounted for a combination of old and new debt discount and issuance costs totaling $23.1 million as a modification (recorded as a debt discount and issuance costs on the consolidated balance sheet) and accounted for $5.0 million as a debt extinguishment (included in special charges on the consolidated statements of operations). For the revolving credit facility, $1.2 million was rolled into the existing Credit Agreement (included in other assets) based on the borrowing capacity with the underlying banks.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of July 3, 2022.

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

The following table sets forth information related to product warranty reserves for the six months ended July 3, 2022 and July 4, 2021 (in thousands):

	Six Months Ended
	July 3, 2022	July 4, 2021
Balance beginning	$2,740	$2,206
Provisions	835	1,888
Claims settled	(1,043)	(1,531)
Currency translation adjustment	(102)	(19)
Balance ending	$2,430	$2,544

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

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at July 3, 2022 was $32.9 million of which $26.5 million was syndicated under the Credit Agreement. This compares with aggregate notional value of $32.5 million of which $24.7 million was syndicated under the Credit Agreement as of December 31, 2021. These instruments generally have expiration dates ranging from less than 1 month to 5 years from July 3, 2022.

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

The Company was unable to timely file its 2021 Annual Report and Quarterly Report on Form 10-Q for the first and second quarters of 2022 with the SEC. The discovery of accounting irregularities, restatement of prior period financial statements and non-timely filing of financial statements could expose the Company to future claims and losses. The Company has self-reported the identified accounting irregularities at the Pipeline Engineering business to the SEC and the Company continues to respond to requests for information from the SEC.

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Pension Benefits - U.S. Plans
Interest cost	$1,000	$773	$2,000	$1,545
Expected return on plan assets	(2,150)	(2,628)	(4,300)	(5,256)
Amortization	48	50	96	101
Net periodic benefit income	$(1,102)	$(1,805)	$(2,204)	$(3,610)

Pension Benefits - Non-U.S. Plans
Service cost	$587	$823	$1,208	$1,646
Interest cost	344	246	710	493
Expected return on plan assets	(190)	(158)	(393)	(314)
Amortization	—	180	—	359
Net periodic benefit cost	$741	$1,091	$1,525	$2,184

Other Post-Retirement Benefits
Service cost	$1	$1	$2	$2
Interest cost	53	42	106	84
Net periodic benefit cost	$54	$43	$108	$86

The periodic benefit service costs are included in both costs of revenues, as well as selling, general, and administrative expenses, while the remaining net periodic benefit costs are included in other expense (income), net in the condensed consolidated statements of operations for the three and six months ended July 3, 2022 and July 4, 2021.

The Company did not make any employer contributions to the Company’s U.S. or non-U.S. based defined benefit pension plans during the three and six months ended July 3, 2022 and July 4, 2021.

(12) Income Taxes

The (benefit from) provision for income taxes to income (loss) from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	As Restated July 4, 2021	July 3, 2022	As Restated July 4, 2021
Income (loss) from continuing operations before income taxes	$3,313	$(15,247)	$(16,646)	$(27,103)
Effective tax rate	(19.5)%	(17.4)%	(5.3)%	(8.7)%
(Benefit from) provision for income taxes	$(647)	$2,659	$875	$2,360

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

The effective tax rate for the three months ended July 3, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances, and the expiration of the Company's interest rate swap which resulted in a $2.5 million tax benefit. The effective tax rate for the three months ended July 4, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of July 3, 2022 and December 31, 2021, the Company had $1.9 million and $2.0 million, respectively, of unrecognized tax benefits including penalty and interest, all of which would affect the Company's effective tax rate if recognized in any future period.

(13) Share-Based Compensation

As of July 3, 2022, the Company had 46,149 stock options and 180,455 Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plan Awards (“RSU MSPs”) outstanding. On May 25, 2021 at the Company’s annual meeting, the Company’s shareholders approved an amendment to the 2019 Stock Option and Incentive Plan (the “2019 Plan”) to increase the number of shares available for issuance by 1,000,000 shares. The 2019 Plan now authorizes issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 1,457,237 shares available for grant as of July 3, 2022.

During the six months ended July 3, 2022 and July 4, 2021, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 14, Shared-Based Compensation to the consolidated financial statements included in the 2021 Annual Report.

During the six months ended July 3, 2022 and July 4, 2021, the Company granted 1,009 and 239,320 RSU Awards with approximate fair values of $26.60 and $40.78 per RSU Award, respectively. Due to the delay in filing of the 2021 Annual Report, the grant of annual equity awards, which typically takes place during the first quarter of each fiscal year, was postponed until August 15, 2022. During the six months ended July 3, 2022, the Company did not grant any performance-based RSU Awards. This compares to 70,933 performance-based RSU Awards granted during the six months ended July 4, 2021. The performance-based RSU Awards granted in 2021 include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three year performance period. The target payout range for the 2021 awards is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. The 2021 performance-based RSUs were valued using a Monte Carlo Simulation model to account for the market condition on grant date.

There were no RSU MSPs granted during the six months ended July 3, 2022. This compares to 31,248 RSU MSPs granted during the six months ended July 4, 2021, which had a per unit discount of $13.14 per share representing fair value.

Compensation expense related to the Company’s share-based plans for the six months ended July 3, 2022 and July 4, 2021 was $0.4 million and $2.9 million, respectively. The significant decrease in compensation cost in the six months ended July 3, 2022 relates primarily to forfeitures associated with the departure of the Company's former CEO in January 2022 as well as the delay in granting annual equity awards in 2022. Compensation expense for the six months ended July 3, 2022 was recorded as follows: $1.0 million in selling, general and administrative expenses and $(0.6) million in special charges. Special charges recoveries, net relate to forfeitures associated with the departure of the Company's former CEO, partially offset by certain equity accelerations for the Company's former CEO and other Corporate staff whose positions were eliminated. Compensation expense for the six months ended July 4, 2021 was recorded entirely in selling, general and administrative expenses. As of July 3, 2022, there were $2.8 million of total unrecognized compensation costs related to the Company’s outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years.

The weighted average contractual term for stock options outstanding and options exercisable as of July 3, 2022 was 1.8 years and 1.8 years, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 3, 2022 was $3.1 million and the aggregate intrinsic value of RSU Awards outstanding as of July 3, 2022 was $2.5 million.

(14) Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders’ equity, for the six months ended July 3, 2022 and July 4, 2021 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2020 (As Restated)	$(50,060)	$(33,359)	$(5,710)	$(89,129)
Other comprehensive (loss) income	(3,178)	111	3,148	81
Balance as of July 4, 2021 (As Restated)	$(53,238)	$(33,248)	$(2,562)	$(89,048)

Balance as of December 31, 2021	$(54,432)	$4,944	$688	$(48,800)
Other comprehensive (loss) income	(11,450)	97	(688)	(12,041)
Balance as of July 3, 2022	$(65,882)	$5,041	$—	$(60,841)

(15) Income (Loss) Per Common Share (“EPS”)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic weighted average shares outstanding	20,361	20,230	20,336	20,143
Effect of dilutive securities (1)	67	—	—	—
Dilutive weighted average shares outstanding	20,428	20,230	20,336	20,143

(1) Includes the dilutive of stock options, RSUs and RSU MSPs

For the three months ended July 3, 2022, there were 102,869 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $31.52 to $60.99. For the three months ended July 4, 2021, there were 811,422 anti-dilutive stock options, RSU Awards and RSU MSPs with exercise prices ranging from $33.63 to $60.99 .

(16) Subsequent Events

On September 6, 2022, the Company completed a sale-leaseback transaction for its Corona, California facility. For the sale of the land and building the Company received net proceeds of $28.5 million in cash. Concurrent with the sale, the Company leased back the facility at market rate for an initial lease term of 5 years with an option to renew for an additional term of 5 years. The Company will account for the transaction during the third quarter of 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including the expected and potential direct and indirect impacts of the COVID-19 pandemic on our business, the timing and potential outcome, if any, of the Board of Director's review of strategic alternatives, our ability to remediate the material weaknesses in our internal control over financial reporting, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and scope of the COVID-19 pandemic and its impact on the global economy; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels, including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; fluctuations in interest rates; our ability to successfully defend product liability actions; the outcome of litigation or claims made against us; the inability to identify or complete a strategic transaction; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of the COVID-19 pandemic, rising inflation, increasing interest rates, natural disasters, military conflicts, including the conflict between Russia and Ukraine, terrorist attacks and other similar matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which is filed with the Securities and Exchange Commission (“SEC”) and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Estimates

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies used in preparation of our condensed consolidated financial statements for the three and six months ended July 3, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021, except as updated by Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in an effort to mitigate the likelihood of material adjustments.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates. Our critical accounting estimates are more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three Months Ended July 3, 2022 Compared with Three Months Ended July 4, 2021 (As Restated)

Consolidated Operations

	Three Months Ended
(in thousands)	July 3, 2022	July 4, 2021 (As Restated)	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	$67,271	$60,613	$6,658	$8,694	$(2,036)
Industrial	124,105	126,977	(2,872)	6,246	(9,118)
Net revenues	$191,376	$187,590	$3,786	$14,940	$(11,154)

Net revenues for the three months ended July 3, 2022 were $191.4 million, an increase of $3.8 million, or 2%, as compared to the three months ended July 4, 2021, driven by operational improvements offset by unfavorable foreign currency fluctuations.

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
(in thousands, except percentages)	July 3, 2022	July 4, 2021 (As Restated)
Net revenues
Aerospace & Defense	$67,271	$60,613
Industrial	124,105	126,977
Net revenues	$191,376	$187,590

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$13,566	$11,741
Industrial - Segment Operating Income	8,484	7,237
Corporate expenses	(5,485)	(7,950)
Subtotal	16,565	11,028
Restructuring charges, net	4,695	2,281
Special (recoveries) charges, net	(10,425)	4,522
Special and restructuring (recoveries) charges, net (1)	(5,730)	6,803
Restructuring related inventory charges (recoveries), net	—	958
Acquisition amortization (2)	9,178	10,498
Acquisition depreciation (2)	1,239	1,326
Restructuring, impairment and other costs, net	10,417	12,782
Consolidated operating income (loss)	11,878	(8,557)
Interest expense, net	10,203	7,957
Other income, net	(1,638)	(1,267)
Income (loss) from continuing operations before income taxes	$3,313	$(15,247)

Consolidated Operating Margin	6.2%	(4.6)%

(1) See Special and Restructuring Charges (Recoveries), net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	July 3, 2022	July 4, 2021 (As Restated)	Change
Net Revenues	$67,271	$60,613	$6,658
Segment Operating Income	$13,566	$11,741	$1,825
Segment Operating Margin	20.2%	19.4%
Segment Orders	$69,053	$54,243	$14,810

Aerospace & Defense segment net revenues increased by $6.7 million, or 11%, to $67.3 million for the three months ended July 3, 2022 as compared to the three months ended July 4, 2021. The increase was driven by increases in our Commercial and Defenses businesses of 22% and 4%, respectively, partially offset by unfavorable foreign currency fluctuations of 3%.

Segment operating income increased $1.8 million, or 16% for the three months ended July 3, 2022 as compared to the three months ended July 4, 2021. The increase in operating income was primarily driven by higher volumes and improved pricing.

Segment operating margin increased from 19.4% in the three months ended July 4, 2021 to 20.2% for the three months ended July 3, 2022. The increased operating margin reflects the impact of higher volume, improved pricing and favorable mix.

Aerospace & Defense segment orders increased $14.8 million, or 27%, for the three months ended July 3, 2022 as compared to the three months ended July 4, 2021, primarily driven by increases in our Commercial and Defense businesses of 17% and 37%, respectively, partially offset by unfavorable currency fluctuations of 4%.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	July 3, 2022	July 4, 2021 (As Restated)	Change
Net Revenues	$124,105	$126,977	$(2,872)
Segment Operating Income	$8,484	$7,237	$1,247
Segment Operating Margin	6.8%	5.7%
Segment Orders	$139,370	$155,959	$(16,589)

Industrial segment net revenue decreased $2.9 million, or 2% for the three months ended July 3, 2022 as compared to the three months ended July 4, 2021, due to a decrease in our Valves business of 7% and unfavorable foreign exchange fluctuations of 7%.
Segment operating income increased $1.2 million, or 17% , for the three months ended July 3, 2022 as compared to the three months ended July 4, 2021. The increase was primarily driven by improved pricing and the reduction in losses driven by the Pipeline Engineering business.

Industrial segment operating margin increased to 6.8% in the three months ended July 3, 2022 from 5.7% for the three months ended July 4, 2021. The improved margin was primarily driven by improved pricing and the reduction in losses driven by the Pipeline Engineering business.

Industrial segment orders decreased $16.6 million or 11%, for the three months ended July 3, 2022 as compared to the three months ended July 4, 2021, primarily driven by a decrease in the Valves business of 29% and unfavorable foreign currency fluctuation of 7%, partially offset by a 3% increase in the Pumps business.

Corporate Expenses

Corporate expenses were $5.5 million for the three months ended July 3, 2022 compared to $8.0 million for the three months ended July 4, 2021, primarily driven by lower compensation and benefit costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended July 3, 2022 the Company recorded Restructuring and Special net recoveries of $5.7 million compared to net charges of $6.8 million during the three months ended July 4, 2021. These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring (recoveries) charges net”. These recoveries and charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended July 3, 2022 and July 4, 2021, the Company recorded amortization expense of $9.2 million and $10.5 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended July 3, 2022 and July 4, 2021, the Company recorded depreciation expense of $1.2 million and $1.3 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During three months ended July 3, 2022 and July 4, 2021, the Company recorded interest expense of $10.2 million and $8.0 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other Expense (Income), net

During the three months ended July 3, 2022, the Company recorded other income, net of $1.6 million, as compared to other income, net of $1.3 million for the three months ended July 4, 2021. The year-over-year increase is driven by foreign currency fluctuations partially offset by lower return on pension assets and increased pension interest cost.

Provision for (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended July 3, 2022 and July 4, 2021 (in thousands, except percentages).

	Three Months Ended
	July 3, 2022	July 4, 2021 (As Restated)
Income (loss) from continuing operations before income taxes	$3,313	$(15,247)
Effective tax rate	(19.5)%	(17.4)%
(Benefit from) provision for income taxes	$(647)	$2,659

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

The effective tax rate for the three months ended July 3, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and the termination of the cross-currency swap which resulted in a $2.5 million tax benefit. The effective tax rate for the three months ended July 4, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

Six Months Ended July 3, 2022 Compared with Six Months Ended July 4, 2021 (As Restated)

Consolidated Operations

	Six Months Ended
(in thousands)	July 3, 2022	July 4, 2021 (As Restated)	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	130,641	119,101	$11,540	$14,396	$(2,856)
Industrial	246,390	244,940	1,450	15,477	(14,027)
Net revenues	$377,031	$364,041	$12,990	$29,873	$(16,883)

Net revenues for the six months ended July 3, 2022 were $377.0 million, an increase of $13.0 million, or 4%, as compared to the six months ended July 4, 2021, driven by improved operational performance partially offset by unfavorable currency fluctuations.

Segment Results

The following table presents certain reportable segment information (in thousands):

	Six Months Ended
(in thousands, except percentages)	July 3, 2022	July 4, 2021 (As Restated)
Net revenues
Aerospace & Defense	$130,641	$119,101
Industrial	246,390	244,940
Net revenues	$377,031	$364,041

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$24,886	$21,729
Industrial - Segment Operating Income	15,341	13,071
Corporate expenses	(13,255)	(16,984)
Subtotal	26,972	17,816
Restructuring charges, net	11,142	4,341
Special (recoveries) charges, net	(7,870)	1,654
Special and restructuring charges, net (1)	3,272	5,995
Restructuring related inventory charges, net	2,757	958
Acquisition amortization (2)	18,569	20,985
Acquisition depreciation (2)	2,285	3,702
Restructuring, impairment and other costs, net	23,611	25,645
consolidated operating income (loss)	89	(13,824)
Interest expense, net	19,659	16,327
Other income, net	(2,924)	(3,048)
Income (loss) from continuing operations before income taxes	$(16,646)	$(27,103)

Consolidated Operating Margin	0.0%	(3.8)%

(1) See Special and Restructuring Charges (Recoveries), net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Six Months Ended
(in thousands, except percentages)	July 3, 2022	July 4, 2021 (As Restated)	Change
Net Revenues	$130,641	$119,101	$11,540
Segment Operating Income	$24,886	$21,729	$3,157
Segment Operating Margin	19.0%	18.2%
Segment Orders	$146,943	$127,242	$19,701

Aerospace & Defense segment net revenues increased by $11.5 million, or 10%, to $130.6 million for the six months ended July 3, 2022 as compared to the six months ended July 4, 2021. The increase was driven by increases in our Commercial and Defense businesses of 24% and 1%, respectively, partially offset by unfavorable foreign currency fluctuations of 2%.

Segment operating income increased $3.2 million, or 15% for the six months ended July 3, 2022 as compared to the six months ended July 4, 2021. The increase in operating income was primarily driven by higher volumes and improved pricing.

Segment operating margin increased from 18.2% in the six months ended July 4, 2021 to 19.0% for the six months ended July 3, 2022. The increased operating margin reflects the impact of higher volume and improved pricing.

Aerospace & Defense segment orders increased $19.7 million, or 15%, for the six months ended July 3, 2022 as compared to the six months ended July 4, 2021, driven by an increase in our Commercial business of 40%, partially offset by unfavorable foreign currency fluctuations of 3%.

Industrial Segment

	Six Months Ended
(in thousands, except percentages)	July 3, 2022	July 4, 2021 (As Restated)	Change
Net Revenues	$246,390	$244,940	$1,450
Segment Operating Income	$15,341	$13,071	$2,270
Segment Operating Margin	6.2%	5.3%
Segment Orders	$283,097	$309,654	$(26,557)

Industrial segment net revenue increased $1.5 million, or 1% for the six months ended July 3, 2022 as compared to the six months ended July 4, 2021, primarily driven by an increase in our Pumps business of 1%, partially offset by a decrease in our Valve business of 1% and unfavorable foreign currency fluctuation of 6%.

Segment operating income increased $2.3 million, or 17%, for the six months ended July 3, 2022 as compared to the six months ended July 4, 2021. The increase was primarily driven by reduction in operating losses from the Pipeline Engineering business and pricing initiatives.

Industrial segment operating margin increased to 6.2% in the six months ended July 3, 2022 from 5.3% for the six months ended July 4, 2021. The improved margin was primarily driven by improved reduction in operating losses from the Pipeline Engineering business and pricing initiatives.

Industrial segment orders decreased $26.6 million or 9%, for the six months ended July 3, 2022 as compared to the six months ended July 4, 2021, primarily driven by a decrease in the Valves business of 37% primarily attributable by the Refinery Valves and the Pipeline Engineering businesses and unfavorable foreign currency fluctuation of 5%, partially offset by an increase in the Pumps business of 8%.

Corporate Expenses

Corporate expenses were $13.3 million for the six months ended July 3, 2022 compared to $17.0 million for the six months ended July 4, 2021, primarily driven by lower compensation and benefit costs.

Special and Restructuring Charges (Recoveries), net

During the six months ended July 3, 2022 the Company recorded Special and Restructuring net charges of $3.3 million compared to a net charge of $6.0 million in the six months ended July 4, 2021. These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring charges (recoveries), net”. These charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the six months ended July 3, 2022 and July 4, 2021, the Company recorded amortization expense of $18.6 million and $21.0 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the six months ended July 3, 2022 and July 4, 2021, the Company recorded depreciation expense of $2.3 million and $3.7 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During six months ended July 3, 2022 and July 4, 2021, the Company recorded interest expense of $19.7 million and $16.3 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other Expense (Income), net

During the six months ended July 3, 2022, the Company recorded other income, net of $2.9 million, as compared to other income, net of $3.0 million for the six months ended July 4, 2021. The reduction is driven by foreign currency fluctuation partially offset with higher pension interest costs and lower return on pension assets.

Provision for (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the six months ended July 3, 2022 and July 4, 2021 (in thousands, except percentages).

	Six Months Ended
	July 3, 2022	July 4, 2021 (As Restated)
Loss from continuing operations before income taxes	$16,646	$27,103
Effective tax rate	(5.3)%	(8.7)%
Provision for provision for income taxes	$875	$2,360

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including NOL and tax credit carryforwards. In assessing the ability to realize the net deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The effective tax rate for the six months ended July 3, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances, and the expiration of the Company's interest rate swap which resulted in a $2.5 million tax benefit. The effective tax rate for the three months ended July 4, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. In 2020 the Company recorded a full valuation allowance in the U.S. and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

The following table summarizes our cash flow activities for the six month periods indicated (in thousands):

	July 3, 2022	July 4, 2021 (As Restated)
Cash (used in) provided by:
Operating activities	$(19,517)	$(10,344)
Investing activities	19,716	4,955
Financing activities	(1,061)	(1,160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,848)	(1,782)
Decrease in cash, cash equivalents and restricted cash	$(4,710)	$(8,331)

During the six months ended July 3, 2022, cash used in operations was $19.5 million compared to cash used in operations of $10.3 million during the prior corresponding period. The $9.1 million increase in cash used in operating activities was primarily driven by an increase in inventory.

During the six months ended July 3, 2022, cash provided by investing activities was $19.7 million compared to $5.0 million cash provided by investing activities in the prior corresponding period. The $14.8 million period over period increase in cash generated was primarily driven by the cash received from the sale of two properties within the Industrial segment located in Walden, New York and Tampa, Florida. We subsequently entered into an operating lease on the Tampa facility.

During the six months ended July 3, 2022, cash used in financing activities was $1.1 million as compared to $1.2 million during the prior corresponding period. The $0.1 million period over period decrease in cash used in financing activities is a result of increased debt borrowings offset by the payment of $16.7 million of debt issuance costs associated with the credit amendments.

As of July 3, 2022, total debt (including current portion and other short-term borrowings) was $521.0 million compared to $513.3 million as of December 31, 2021. Total debt is net of unamortized term loan debt issuance costs of $22.1 million and $13.0 million at July 3, 2022 and December 31, 2021, respectively. Total debt as a percentage of total shareholders’ equity was 503% as of July 3, 2022 compared to 384% as of December 31, 2021.

We entered into a new secured Credit Agreement, dated December 20, 2021 (“New Credit Agreement”), which provides for a $100.0 million revolving line of credit with a five year maturity and a $530.0 million term loan with a seven year maturity of which the term loan was funded in full at closing. This New Credit Agreement replaced and terminated the Credit Agreement dated December 11, 2017 under which the Company had borrowings of $492.0 million on its term loan and $38.7 million on its revolving line of credit as of, December 20, 2021. During the three months ended July 3, 2022, the Company entered into the First Amendment to the Credit Agreement in April 2022 and the Second Amendment to the Credit Agreement in May 2022. See further discussion within Note 8, Financing Arrangements.

The New Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue certain types of additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is total net leverage, a ratio of total secured debt (less cash and cash equivalents up to a maximum of $75.0 million) to total earnings before interest expense, taxes, depreciation, and amortization based on the four fiscal quarters at the testing period. The Company amended its credit agreement with the First Amendment on April 8, 2022 and the Second Amendment on May 27, 2022. See further discussion within Note 8, Financing Arrangements.

As of July 3, 2022, we had gross borrowings of $518.1 million outstanding under our term loan, $25.0 million outstanding under our revolving credit facility and $32.9 million outstanding letters of credit with available capacity to borrow an additional $48.5 million under the revolving credit facility, subject to the terms and conditions of that facility.

We were in compliance with all financial covenants related to our existing debt obligations at July 3, 2022 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

As of July 3, 2022, cash and cash equivalent balances, totaled $55.2 million. The majority of the Company’s cash and cash equivalent balances are held in foreign bank accounts. This compares to $59.9 million of cash and cash equivalents as of December 31, 2021, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our New Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

Based on our existing cash reserves, expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the quarterly financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In both reporting segments, the Company's performance continues to be adversely impacted by global supply chain constraints and rising inflation. In 2021, we faced unexpected difficulties in procuring certain raw material, castings, and components, additional labor constraints due to COVID-19 and a challenging labor market, and inflation on both material and logistics. These challenges were most acute in the second half of the year and continue to evolve in 2022. In order to mitigate the impact of these factors on our operations and financial position, we continue to implement actions across the company including, but not limited to: list price increases and surcharges, structural cost out actions, changes in suppliers from which we procure material, and manufacturing productivity through the implementation of the CIRCOR Operating System across the company. Additionally, we continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government and other governments along with any responses from Russia that could directly affect our supply chain, business partners or customers. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2021 and 2020 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. However, the conflict in Russia and Ukraine is likely to adversely impact demand in that region, increase energy costs related to our operations, and negatively impact material cost and availability.

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

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of July 3, 2022, the interest rate on the Company's term loan portion was 7.142%. In 2018, the Company entered into an interest rate swap to mitigate the inherent rate risk associated with our outstanding variable rate debt. This hedging instrument matured in April 2022 and the Company is currently unhedged against changes in interest rates. Refer to Financial Instruments in Note 8, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer ("CEO") and interim Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our interim CEO and interim CFO concluded that, as of July 3, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

As part of the Company's review of interim control testing during August and September of 2022, the Company determined it did not have effective IT general controls over certain IT applications supporting financial reporting. Process-level automated controls and manual controls that were dependent upon the information derived from IT systems were also determined to be ineffective as a result of the IT general control deficiencies.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company has been actively addressing the identified material weaknesses. Actions have been taken to strengthen controls, and further actions are planned including:

a.The Company is in the process of reassessing its staffing needs and adding personnel in key roles or external resources as necessary, to address the identified control gaps
b.Redesign monitoring controls to provide more direct and centralized oversight over smaller reporting locations
c.Implement additional controls targeted to prevent and detect a material misstatement arising at smaller reporting locations including an additional control designed to have Corporate independently review cash account reconciliations and obtain direct access to bank accounts of the Company’s smaller reporting locations
d.Continue training on a regular basis related to internal control over financial reporting for finance, accounting and IT personnel
e.Enhancing the design, timing and review controls of IT general controls
f.Implementing additional monitoring controls by management over the execution and timeliness of the Company's IT general controls

The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weaknesses. The Company does not anticipate that the material weaknesses will be fully remediated by December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the changes related to the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended July 3, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2
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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, as filed with the Securities and Exchange Commission on September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 3, 2022 and December 31, 2021
	(ii)	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 3, 2022 and July 4, 2021 (As Restated)
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended July 3, 2022 and July 4, 2021 (As Restated)
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months ended July 3, 2022 and July 4, 2021 (As Restated)
	(v)	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended July 3, 2022 and July 4, 2021 (As Restated)
	(vi)	Notes to Condensed Consolidated Financial Statements (As Restated)
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

September 30, 2022	/s/ Tony Najjar
Tony Najjar
President and Chief Executive Officer
Principal Executive Officer

September 30, 2022	/s/ Arjun Sharma
Arjun Sharma
Chief Financial Officer and Senior Vice President, Business Development
Principal Financial Officer