Form 10-Q
period 2022-10-02
CIRCOR INTERNATIONAL INC
filed 2022-11-14
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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

As of November 8, 2022, there were 20,363,350 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	October 2, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,131	$59,924
Trade accounts receivable, net	95,407	100,149
Inventories	137,411	123,343
Prepaid expenses and other current assets	125,409	110,749
Total Current Assets	405,358	394,165
PROPERTY, PLANT AND EQUIPMENT, NET	130,442	154,461
OTHER ASSETS:
Goodwill	117,542	122,906
Intangibles, net	257,839	303,476
Lease right-of-use assets, net	40,836	21,139
Deferred income taxes	637	756
Other assets	27,323	22,395
TOTAL ASSETS	$979,977	$1,019,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,601	$83,382
Accrued expenses and other current liabilities	73,505	81,998
Accrued compensation and benefits	31,817	26,551
Short-term borrowings and current portion of long-term debt	—	1,611
Total Current Liabilities	176,923	193,542
LONG-TERM DEBT	501,754	511,694
DEFERRED INCOME TAXES	18,101	21,721
PENSION LIABILITY, NET	104,438	120,881
LONG-TERM LEASE LIABILITIES	37,155	17,715
OTHER NON-CURRENT LIABILITIES	19,524	20,029
COMMITMENTS AND CONTINGENCIES (NOTE 9 AND 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at October 2, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,735,838 and 21,633,131 issued at October 2, 2022 and December 31, 2021 respectively	218	217
Additional paid-in capital	455,208	454,852
Accumulated deficit	(184,132)	(198,081)
Common treasury stock, at cost (1,372,488 shares at October 2, 2022 and December 31, 2021)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(74,740)	(48,800)
Total Shareholders’ Equity	122,082	133,716
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$979,977	$1,019,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2022	As Restated October 3, 2021	October 2, 2022	As Restated October 3, 2021
Net revenues	$195,362	$189,709	$572,392	$553,750
Cost of revenues	128,116	131,898	391,660	387,943
Gross profit	67,246	57,811	180,732	165,807
Selling, general and administrative expenses	50,392	53,546	160,517	169,371
Special and restructuring (recoveries) charges, net	(25,702)	814	(22,430)	6,808
Operating income (loss)	42,556	3,451	42,645	(10,372)
Other expense (income):
Interest expense, net	11,821	7,997	31,481	24,325
Other (income), net	(2,396)	(256)	(5,321)	(3,301)
Total other expense, net	9,425	7,741	26,160	21,024
Income (loss) from continuing operations before income taxes	33,131	(4,290)	16,485	(31,396)
Provision for income taxes	1,661	850	2,536	3,206
Income (loss) from continuing operations, net of tax	31,470	(5,140)	13,949	(34,602)
Income from discontinued operations, net of tax	—	2,510	—	1,393
Net income (loss)	$31,470	$(2,630)	$13,949	$(33,209)

Basic income (loss) per common share:
Basic from continuing operations	$1.55	$(0.25)	$0.69	$(1.72)
Basic from discontinued operations	$—	$0.12	$—	$0.07
Net income (loss)	$1.55	$(0.13)	$0.69	$(1.65)

Diluted income (loss) per common share:
Diluted from continuing operations	$1.54	$(0.25)	$0.68	$(1.72)
Diluted from discontinued operations	$—	$0.12	$—	$0.07
Net income (loss)	$1.54	$(0.13)	$0.68	$(1.65)

Weighted average number of common shares outstanding:
Basic	20,364	20,257	20,345	20,181
Diluted	20,410	20,257	20,410	20,181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2022	As Restated October 3, 2021	October 2, 2022	As Restated October 3, 2021
Net income (loss)	$31,470	$(2,630)	$13,949	$(33,209)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,948)	(1,244)	(25,398)	(4,423)
Interest rate swap adjustments (1)	—	1,644	(688)	4,792
Pension adjustment	49	50	146	161
Other comprehensive (loss) income, net of tax	(13,899)	450	(25,940)	530
COMPREHENSIVE INCOME (LOSS)	$17,571	$(2,180)	$(11,991)	$(32,679)

(1) Net of an income tax effect of $(2.5) million and $0.0 million for the nine months ended October 2, 2022 and October 3, 2021 respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended
OPERATING ACTIVITIES	October 2, 2022	As Restated October 3, 2021
Net income (loss)	$13,949	$(33,209)
Income from discontinued operations, net of income taxes	—	1,393
Income (loss) from continuing operations, net of tax	13,949	(34,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	15,012	17,505
Amortization	27,704	31,929
Change in provision for bad debt expense	(263)	(383)
Write down of inventory	1,797	1,742
Compensation expense for share-based plans	980	4,165
Loss on debt extinguishment	4,977	—
Amortization of debt issuance costs	2,672	3,032
Deferred tax provision	45	823
Loss on sale of businesses	—	1,308
Gain on sale of real estate	(47,977)	—
Other impairment charges	8,011	—
Loss on deconsolidation charges	4,675	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	(1,116)	8,686
Inventories	(28,364)	(11,621)
Prepaid expenses and other assets	(25,387)	(26,686)
Accounts payable, accrued expenses and other liabilities	(6,047)	6,439
Net cash (used in) provided by continuing operating activities	(29,332)	2,337
Net cash used in discontinued operating activities	—	(2,484)
Net cash used in operating activities	(29,332)	(147)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,291)	(10,579)
Proceeds from the sale of property, plant and equipment	82	2
Proceeds from the sale of real estate	54,945	—
Proceeds from beneficial interest of factored receivables	3,461	1,531
Proceeds from the sale of business	—	9,993
Net cash provided by investing activities	45,197	947
FINANCING ACTIVITIES
Proceeds from long-term debt	180,441	145,550
Payments of long-term debt	(182,166)	(148,450)
Net change in short-term borrowings	(1,573)	(225)
Proceeds from the exercise of stock options	—	151
Withholding tax payments on net share settlements on equity awards	(1,299)	(4,154)
Payment of debt issuance costs	(16,701)	—
Net cash used in financing activities	(21,298)	(7,128)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,096)	(2,834)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12,529)	(9,162)
Cash, cash equivalents, and restricted cash at beginning of period	61,374	68,607
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$48,845	$59,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of July 3, 2022	20,352	$217	$454,361	$(215,602)	$(60,841)	$(74,472)	$103,663
Net income	—	—	—	31,470	—	—	31,470
Other comprehensive (loss), net of tax	—	—	—	—	(13,899)	—	(13,899)
Conversion of restricted stock units	12	1	243	—	—	—	244
Share-based plan compensation	—	—	604	—	—	—	604
Balance as of October 2, 2022	20,364	$218	$455,208	$(184,132)	$(74,740)	$(74,472)	$122,082

Balance as of July 4, 2021 (As Restated)	20,248	216	452,512	(167,023)	(89,048)	(74,472)	122,185
Net (loss)	—	—	—	(2,630)	—	—	(2,630)
Other comprehensive income, net of tax	—	—	—	—	450	—	450
Conversion of restricted stock units	7	1	(13)	—	—	—	(12)
Share-based plan compensation	—	—	1,262	—	—	—	1,262
Balance as of October 3, 2021 (As Restated)	20,255	$217	$453,761	$(169,652)	$(88,599)	$(74,472)	$121,256

Balance as of December 31, 2021	20,261	$217	$454,852	$(198,081)	$(48,800)	$(74,472)	$133,716
Net income	—	—	—	13,949	—	—	13,949
Other comprehensive (loss), net of tax	—	—	—	—	(25,940)	—	(25,940)
Conversion of restricted stock units	103	1	(623)	—	—	—	(622)
Share-based plan compensation	—	—	979	—	—	—	979
Balance as of October 2, 2022	20,364	$218	$455,208	$(184,132)	$(74,740)	$(74,472)	$122,082

Balance as of December 31, 2020 (As Restated)	20,001	214	452,728	(136,443)	(89,129)	(74,472)	152,898
Net (loss)	—	—	—	(33,209)	—	—	(33,209)
Other comprehensive income, net of tax	—	—	—	—	530	—	530
Stock options exercised	24	—	151	—	—	—	151
Conversion of restricted stock units	230	3	(3,283)	—	—	—	(3,280)
Share-based plan compensation	—	—	4,165	—	—	—	4,165
Balance as of October 3, 2021 (As Restated)	20,255	$217	$453,761	$(169,652)	$(88,599)	$(74,472)	$121,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CIRCOR International, Inc. (“CIRCOR” or the “Company”) have been prepared according to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting, along with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles it uses for its annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. The Company believes that the disclosures made in its unaudited condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading. The unaudited results of operations for interim periods reported are not necessarily indicative of the results for the full year or any other period.
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

As further described in the Explanatory Note in its 2021 Annual Report and Note 2 and Note 23 in Item 8 of the 2021 Annual Report, the Company discovered accounting irregularities in its Pipeline Engineering business unit and restated its financial statements for prior periods. The restatement of prior period financial statements includes interim financial statements for the three and nine months ended October 3, 2021. The comparative financial statements presented for the three and nine months ended October 3, 2021, are restated for the matters as further described in the 2021 Annual Report.

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three and nine months ended October 2, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Certain prior period amounts included in the condensed consolidated balance sheet have been reclassified to conform with current period presentation. Specifically, the Company reclassified $21.1 million from Other Assets to the Lease Right-Of-Use Asset balance and $20.0 million from Other Long-Term Liabilities to Long-Term Lease Liabilities as of December 31, 2021.

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
(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended October 2, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the 2021 Annual Report.

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

As of October 2, 2022 the Company had $215.0 million of transaction price related to remaining performance obligations which, is invoiced and paid in accordance with terms of contractual agreements. The Company expects to recognize approximately 32% of its remaining performance obligations as revenue during the remainder of 2022, 55% in 2023, and the remaining 13% in 2024 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in the subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period. Revenue recognized during the nine months ended October 2, 2022 that was included in contract liabilities at the beginning of the period amounted to $20.2 million.

Disaggregation of Revenue

The following tables present revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2022	As Restated October 3, 2021	October 2, 2022	As Restated October 3, 2021
Aerospace & Defense Segment
Commercial Aerospace & Other	$34,098	$23,757	$88,132	$67,247
Defense	38,121	39,704	114,728	115,315
Total	72,219	63,461	202,860	182,562
Industrial Segment
Valves	45,061	45,630	131,973	133,107
Pumps	78,082	80,618	237,559	238,081
Total	123,143	126,248	369,532	371,188
Net Revenues	$195,362	$189,709	$572,392	$553,750

	Three Months Ended		Nine Months Ended
	October 2, 2022	As Restated October 3, 2021	October 2, 2022	As Restated October 3, 2021
Aerospace & Defense Segment
EMEA	$15,906	$15,097	$45,916	$43,945
North America	51,295	45,151	143,455	128,604
Other	5,018	3,213	13,489	10,013
Total	72,219	63,461	202,860	182,562
Industrial Segment
EMEA	46,419	56,907	152,277	171,942
North America	45,180	34,841	128,572	105,112
Other	31,544	34,500	88,683	94,134
Total	123,143	126,248	369,532	371,188
Net Revenues	$195,362	$189,709	$572,392	$553,750

Contract Balances

The Company’s contract assets and contract liabilities balances as of October 2, 2022 and December 31, 2021 are as follows (in thousands):

	October 2, 2022	December 31, 2021	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$99,244	$87,527	$11,717
Recorded within other assets	6,384	6,336	48
	$105,628	$93,863	$11,765

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$27,013	$26,870	$143
Recorded within other non-current liabilities	5,838	4,847	991
	$32,851	$31,717	$1,134

Contract assets increased by $11.8 million during the nine months ended October 2, 2022, primarily due to revenue recognized in excess of invoicing within the Defense and Industrial Pumps and Valves businesses partially offset due to invoicing upon project completion milestones in excess of revenue recognized within Refinery Valves business.

Contract liabilities increased by $1.1 million during the nine months ended October 2, 2022, primarily due to customer advances received in excess of revenue recognized in the Defense and Refinery Valves businesses, partially offset by recognition of revenue against customer advances within Industrial Pumps and Valves business.

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

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, its historical experience, expectation of changes in risk of loss and any specific customer collection issues that it has identified. During the nine months ended October 2, 2022, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries other than charges in the amount of $1.5 million for the Pipeline Engineering business as described further in Note 4, Special and restructuring (recoveries) charges, net.

(4) Special and Restructuring (Recoveries) Charges, net

Special and restructuring (recoveries) charges, net

Special and restructuring (recoveries) charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special (recoveries) charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring (recoveries) charges, net on the condensed consolidated statements of operations. Certain other special and restructuring (recoveries) charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below summarizes the amounts recorded within the special and restructuring (recoveries) charges, net line item on the condensed consolidated statements of operations for the three and nine months ended October 2, 2022 and October 3, 2021 (in thousands):

	Special & restructuring (recoveries) charges, net
	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Special (recoveries) charges, net	$(25,529)	$1,126	$(33,399)	$2,779
Restructuring (recoveries) charges, net	(173)	(312)	10,969	4,029
Total special and restructuring (recoveries) charges, net	$(25,702)	$814	$(22,430)	$6,808

Special (recoveries) charges, net

The table below details the special (recoveries) charges, net recognized for the three and nine months ended October 2, 2022 (in thousands):

	Special (recoveries) charges, net
	Three Months Ended October 2, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation and restatement costs	$—	$—	141	$141
Gain on real estate sales	(25,969)	—	—	(25,969)
Strategic alternatives evaluation	—	—	214	214
Other special (recoveries) charges, net	—	(67)	152	85
Total special (recoveries) charges, net	$(25,969)	$(67)	507	(25,529)

	Special (recoveries) charges, net
	Nine Months Ended October 2, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation and restatement costs	$—	$—	$6,504	$6,504
Gain on real estate sales	(25,969)	(22,008)	—	(47,977)
Strategic alternatives evaluation	—	—	1,159	1,159
Debt amendment charges	—	—	4,977	4,977
Other special charges	—	898	1,040	1,938
Total special (recoveries) charges, net	$(25,969)	$(21,110)	13,680	(33,399)

Pipeline Engineering investigation and restatement costs: During the three and nine months ended October 2, 2022, the Company recognized special charges, net of $0.1 million and $6.5 million, respectively, related to the investigation into accounting irregularities at the Company's Pipeline Engineering businesses and incremental professional services charges incurred due to the restatement.

Gain on real estate sales: During the three and nine months ended October 2, 2022, the Company recognized gains of $26.0 million and $48.0 million on the sales of real estate, respectively.

During the three and nine months ended October 2, 2022, within the Aerospace and Defense segment, the Company recognized a gain on the sale of real estate of $26.0 million located at Corona, California. On September 6, 2022, the Company entered into a five year operating lease on the Corona facility, at the market rate of buildings of similar size and location, with a five year option to renew. The Company recorded an initial $14.3 million of operating right of use asset and lease liabilities.

During the nine months ended October 2, 2022, the Company recognized a gain on the sale of real estate of $22.0 million within the Industrial segment located at Walden, New York and Tampa, Florida. The Company recognized a gain of $6.4 million and $15.6 million on each building, respectively. On April 8, 2022, the Company entered into a five year operating lease on the Tampa facility, at the market rate of buildings of similar size and location, with a five year option to renew. The Company recorded an initial $9.3 million of operating right of use asset and lease liability.

Strategic alternatives evaluation: The Company incurred special charges of $0.2 million and $1.2 million for the three and nine months ended October 2, 2022, respectively, related to the evaluation of strategic alternatives for the Company.

Debt amendment charges: The Company incurred special charges of $5.0 million for the nine months ended October 2, 2022 related to the amendments of its credit agreements. See Note 8, Financing Arrangements for amendment information.

Other special charges, net: During the three and nine months ended October 2, 2022, the Company recognized other special charges, net of $0.1 million and $1.9 million, respectively. Other special charges, net within Corporate for the nine months ended October 2, 2022 include a net $0.9 million for severance related to the former CEO, comprised of $1.7 million severance, partially offset by the accounting effects of forfeitures for certain unvested CEO stock based compensation awards. Additionally, for the three and nine months ended, October 2, 2022 the Company incurred other special (recoveries), net of $0.1 million and $0.9 million, respectively within Industrial related to severance and contract termination costs, and other special charges.

The table below details the special charges (recoveries), net recognized for the three and nine months ended October 3, 2021 (in thousands):

	Special charges, net
	Three Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Heater & Control Valves divestiture	$—	$481	$143	$624
Other special charges, net	—	376	126	502
Total special charges, net	$—	$857	$269	$1,126

	Special charges (recoveries), net
	Nine Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Cryo divestiture	$—	$(1,947)	$—	$(1,947)
Heater & Control Valves divestiture	—	3,459	143	3,602
Other special charges (recoveries), net	35	995	94	1,124
Total special charges (recoveries), net	$35	$2,507	$237	$2,779
Heater & Control Valves divestiture: During the three and nine months ended October 3, 2021, the Company recognized special charges of $0.6 million and $3.6 million, respectively, related to the sale of the Heater and Control Valve businesses. The Company also recognized charges of $0.1 million in Corporate associated with the divestiture during the three and nine months ended October 3, 2021.

Cryo divestiture: During the nine months ended October 3, 2021, the Company recognized a net special recovery of $1.9 million from the sale of the Cryo business. The Company received cash proceeds of $7.2 million and recognized a pre-tax gain on sale of $1.9 million.

Other special charges (recoveries), net: The Company recognized special charges of $0.5 million and $1.1 million for the three and nine months ended October 3, 2021, respectively. Included in the charge recognized during the nine months ended October 3, 2021 is $0.9 million within the Industrial segment pertaining to a contingency indemnification to the buyer of a previously divested business within the Industrial segment. The Company also recognized charges of $0.1 million in Corporate associated with streamlining operations and reducing costs during the three months ended October 3, 2021.

Restructuring charges, net

The tables below detail the charges associated with restructuring actions recorded for the three and nine months ended October 2, 2022 and October 3, 2021. Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Restructuring charges (recoveries), net
	Three Months Ended October 2, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges (recoveries), net	$5	$(252)	$—	$(247)
Employee related charges (recoveries), net	—	25	49	74
Total restructuring charges, net	$5	$(227)	$49	$(173)

	Restructuring charges, net
	Nine Months Ended October 2, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$8	$9,830	$—	$9,838
Employee related expenses, net	15	740	376	1,131
Total restructuring charges, net	$23	$10,570	$376	$10,969

Accrued restructuring charges as of December 31, 2021				$1,839
Total charges, net (shown above)				10,969
Charges paid/settled, written-off, net				(12,168)
Accrued restructuring charges as of October 2, 2022				$640

The Company recorded restructuring charges of $11.0 million during the nine months ended October 2, 2022. Of the $11.0 million in total restructuring charges, $10.4 million related to the exit of the Pipeline Engineering business. The $10.4 million charge consists of $5.3 million in impairments, $0.6 million of termination benefits and $4.7 million of deconsolidation charges. Impairments of $5.3 million included $3.8 million related to the write downs of Property, Plant and Equipment, Right of Use Assets and Intangibles, which is a level three fair value measurement based on the expected cash proceeds from dispositions of the assets. In addition, the Company recorded $1.5 million in charges for write downs of working capital accounts, including primarily $1.0 million for accounts receivables. Included in the Industrial employee related expenses is $0.6 million in severance and termination benefits related to the exit of the Pipeline Engineering business. Additionally, during the three and nine months ended October 2, 2022, the Company recognized $0.2 million of an incremental recovery on the sale of Pipeline Engineering assets within facility and other related charges (recoveries), net. The Company expects to make payment or settle the majority of the restructuring charges accrued as of October 2, 2022, during the remainder of 2022.

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

During the nine months ended October 2, 2022, the Company recorded $0.4 million of employee related charges, not associated with the exit of the Pipeline Engineering business.

	Restructuring charges (recoveries), net
	Three Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges (recoveries)	$24	$(275)	$—	$(251)
Employee related charges (recoveries)	(69)	8	—	(61)
Total restructuring charges (recoveries), net	$(45)	$(267)	$—	$(312)

	Restructuring charges, net
	Nine Months Ended October 3, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$48	$77	$—	$125
Employee related expenses	1,101	2,432	371	3,904
Total restructuring charges, net	$1,149	$2,509	$371	$4,029

Accrued restructuring charges as of December 31, 2020				$1,512
Total year to date charges, net (shown above)				4,029
Charges paid/settled, written-off, net				(3,353)
Accrued restructuring charges as of October 3, 2021				$2,188

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

(5) Inventories

Inventories consisted of the following as of October 2, 2022 and December 31, 2021 (in thousands):

	October 2, 2022	December 31, 2021
Raw materials	$58,368	$51,911
Work in process	63,216	55,942
Finished goods	15,827	15,490
Total inventories	$137,411	$123,343

(6) Goodwill and Intangibles, net

The following table shows the movement in goodwill by segment from December 31, 2021 to October 2, 2022 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2021	$57,360	$65,546	$122,906
Currency translation adjustments	(209)	(5,155)	(5,364)
Goodwill as of October 2, 2022	$57,151	$60,391	$117,542

The Company performs an impairment assessment for goodwill at the reporting unit level and its indefinite-life intangible assets on an annual basis during the fourth quarter, or more frequently if circumstances warrant. At October 2, 2022, the Company performed a review and determined there were no indicators of impairment requiring interim assessment.

The table below presents gross intangible assets and the related accumulated amortization (in thousands):

	October 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	276,637	(140,505)	136,132
Acquired technology	129,487	(77,732)	51,755
Total Amortized Intangibles	$411,492	$(223,605)	$187,887

Non-amortized intangibles (trademarks and trade names)	$69,952	$—	$69,952

Net carrying value of intangible assets			$257,839

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	302,358	(137,861)	164,497
Acquired technology	135,972	(72,708)	63,264
Total Amortized Intangibles	$443,698	$(215,937)	$227,761

Non-amortized intangibles (trademarks and trade names)	$75,715	$—	$75,715

Net carrying value of intangible assets			$303,476

Amortization of intangible assets was $27.7 million and $42.3 million for the periods ended October 2, 2022 and December 31, 2021, respectively.

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 2, 2022 (in thousands):

	2022	2023	2024	2025	2026	After 2026
Estimated amortization expense	$8,652	$30,340	$26,677	$23,366	$20,348	$78,504

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2022	As Restated October 3, 2021	October 2, 2022	As Restated October 3, 2021
Net revenues
Aerospace & Defense	$72,219	$63,461	$202,860	$182,562
Industrial	123,143	126,248	369,532	371,188
Net revenues	$195,362	$189,709	$572,392	$553,750
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$16,891	$15,927	$41,777	$37,656
Industrial - Segment Operating Income	15,717	7,124	31,059	20,195
Corporate expenses	(5,301)	(7,017)	(18,557)	(24,000)
Subtotal	27,307	16,034	54,279	33,851
Special (recoveries) charges, net	(25,529)	1,126	(33,399)	2,779
Restructuring (recoveries) charges, net	(173)	(312)	10,969	4,029
Special and restructuring (recoveries) charges, net	(25,702)	814	(22,430)	6,808
Restructuring related inventory charges	—	(60)	2,757	899
Acquisition amortization	9,118	10,417	27,687	31,402
Acquisition depreciation	1,335	1,412	3,620	5,114
Restructuring, impairment and other costs, net	10,453	11,769	34,064	37,415
Consolidated operating income (loss)	42,556	3,451	42,645	(10,372)
Interest expense, net	11,821	7,997	31,481	24,325
Other income, net	(2,396)	(256)	(5,321)	(3,301)
Income (loss) from continuing operations before income taxes	$33,131	$(4,290)	$16,485	$(31,396)

	Three Months Ended		Nine Months Ended
	October 2, 2022	As Restated October 3, 2021	October 2, 2022	As Restated October 3, 2021
Capital expenditures
Aerospace & Defense	$1,616	$999	$4,483	$3,151
Industrial	2,613	3,767	7,873	7,247
Corporate	143	(41)	1,346	123
Consolidated capital expenditures	$4,372	$4,725	$13,702	$10,521

Depreciation and amortization
Aerospace & Defense	$2,790	$3,182	$8,049	$8,955
Industrial	11,133	12,772	34,178	39,995
Corporate	156	158	489	484
Consolidated depreciation and amortization	$14,079	$16,112	$42,716	$49,434

Identifiable assets	October 2, 2022	December 31, 2021
Aerospace & Defense	$530,482	$464,964
Industrial	1,215,730	1,256,974
Corporate	(766,235)	(702,640)
Consolidated identifiable assets	$979,977	$1,019,298

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

The aggregate net fair value of the Company’s interest rate swap, which is recorded within accrued expenses and other current liabilities was settled during the second quarter of 2022, and the amounts as of October 2, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	Significant Other Observable Inputs Level 2
	October 2, 2022	December 31, 2021
Derivative liabilities	$—	$(2,187)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of October 2, 2022, the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $486.4 million, compared to carrying cost of $523.0 million. At December 31, 2021, the estimated fair value of the Company’s gross debt (before netting debt issuance costs) was $524.3 million, compared to carrying cost of $526.3 million. The Company’s outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of October 2, 2022 and December 31, 2021, the Company had restricted cash balances of $1.7 million and $1.4 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain 90% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the three and nine months ended October 2, 2022, the Company sold a total of $10.2 million and $35.6 million, respectively, of receivables under the program, receiving $9.2 million and $32.0 million, respectively, in upfront cash. During the three and nine months ended October 3, 2021, the Company sold a total of $10.7 million and $28.9 million respectively, of receivables under the program, receiving $10.2 million and $27.7 million, respectively in upfront cash. At October 2, 2022 and October 3, 2021, a beneficial interest balance of $1.0 million and $0.5 million, respectively, was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The fair value of the interest rate swap was a net liability position of $0.0 million and $2.2 million at October 2, 2022 and December 31, 2021, respectively. These balances are recorded in accrued expenses and other current liabilities of $0.0 million and $2.2 million on the condensed consolidated balance sheet as of October 2, 2022 and December 31, 2021, respectively.

The amount of gains (loss) recognized in other comprehensive income (loss), net of tax (“OCI”) and reclassified from accumulated other comprehensive loss (“AOCI”) to earnings are summarized below (in thousands):

	Three Months Ended	Nine Months Ended
	October 2, 2022	October 2, 2022
Amount of (loss) recognized in OCI	$—	$(10)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net of tax)	$—	$(1,849)

Interest expense, net (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $0.0 million and $7.5 million for the three and nine months ended October 2, 2022 during which the hedge was in effect for the partial term, respectively.

Debt

As of October 2, 2022, total debt (including short-term borrowings and current portion of long-term debt) was $501.8 million compared to $513.3 million as of December 31, 2021. Total debt is net of unamortized term loan debt issuance costs of $21.2 million and $13.0 million at October 2, 2022 and December 31, 2021, respectively. The Company made interest payments of $29.8 million and $23.3 million during the nine months ended October 2, 2022, and October 3, 2021, respectively.

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

Prior to Amendments No.1 and No. 2, the Company had $12.6 million of unamortized debt discount and debt issuance costs associated with its term loan and $1.5 million unamortized deferred financing fees associated with its revolver as of April 3, 2022. Per Amendments No. 1 and No. 2, the Company incurred an additional $15.5 million of debt discount and issuance costs associated with the term loan and $1.2 million of fees associated with the revolver. The Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. During the second quarter 2022, the Company accounted for a combination of old and new debt discount and issuance costs totaling $23.1 million as a modification (recorded as a debt discount and issuance costs on the consolidated balance sheet) and accounted for $5.0 million as a debt extinguishment (included in special charges on the consolidated statements of operations). For the revolving credit facility, $1.2 million was rolled into the existing Credit Agreement (included in other assets) during the second quarter 2022 based on the borrowing capacity with the underlying banks.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of October 2, 2022.

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

The following table sets forth information related to product warranty reserves for the nine months ended October 2, 2022 and October 3, 2021 (in thousands):

	Nine Months Ended
	October 2, 2022	October 3, 2021
Balance beginning	$2,740	$2,206
Provisions	1,715	2,532
Claims settled	(1,790)	(2,116)
Currency translation adjustment	(183)	(47)
Balance ending	$2,482	$2,575

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

During the second quarter of 2021, the Company was notified of a contract termination by one of its Industrial segment customers. The basis for termination is under dispute and the ultimate outcome of this matter is uncertain. During the fourth quarter of 2021 the Company recorded a full allowance against the outstanding receivables resulting in a charge of $6.3 million. The Company also has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Further, the Company is exposed to claims from sub-contractors for contract termination. The Company has received claims from sub-contractors and has accrued an additional $1.6 million in charges during the fourth quarter of 2021 as its best estimate of probable loss. Should the negotiations or settlement process be unfavorable for the Company, the Company may be unable to collect the outstanding receivables, be exposed to risk of loss on the outstanding performance guarantees, additional claims from sub-contractors, losses in excess of amounts accrued on claims from sub-contractors and potential future claims should any be asserted.

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at October 2, 2022 was $32.8 million of which $25.8 million was syndicated under the Credit Agreement. This compares with aggregate notional value of $32.5 million of which $24.7 million was syndicated under the Credit Agreement as of December 31, 2021. These instruments generally have expiration dates ranging from less than 1 month to 5 years from October 2, 2022.

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

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Pension Benefits - U.S. Plans
Interest cost	$1,000	$772	$3,000	$2,318
Expected return on plan assets	(2,150)	(2,102)	(6,450)	(7,359)
Amortization	48	51	144	152
Net periodic benefit income	$(1,102)	$(1,279)	$(3,306)	$(4,889)

Pension Benefits - Non-U.S. Plans
Service cost	$557	$821	$1,765	$2,467
Interest cost	324	242	1,034	735
Expected return on plan assets	(178)	(156)	(571)	(470)
Amortization	—	175	—	534
Net periodic benefit cost	$703	$1,082	$2,228	$3,266

Other Post-Retirement Benefits
Service cost	$1	$1	$3	$3
Interest cost	53	42	159	126
Net periodic benefit cost	$54	$43	$162	$129

The periodic benefit service costs are included in both costs of revenues, as well as selling, general, and administrative expenses, while the remaining net periodic benefit costs are included in other expense (income), net in the condensed consolidated statements of operations for the three and nine months ended October 2, 2022 and October 3, 2021.

The Company did not make any employer contributions to the Company’s U.S. or non-U.S. based defined benefit pension plans during the three and nine months ended October 2, 2022 and October 3, 2021.

(12) Income Taxes

The provision for income taxes to income (loss) from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2022	As Restated October 3, 2021	October 2, 2022	As Restated October 3, 2021
Income (loss) from continuing operations before income taxes	$33,131	$(4,290)	$16,485	$(31,396)
Effective tax rate	5.0%	(19.8)%	15.4%	(10.2)%
Provision for income taxes	$1,661	$850	$2,536	$3,206

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

The effective tax rate for the three months ended October 2, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances, and the jurisdictional mix of earnings. The effective tax rate for the three months ended October 3, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions.The Company recorded a full valuation allowance in the U.S. and Germany, and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of October 2, 2022 and December 31, 2021, the Company had $1.3 million and $2.0 million, respectively, of unrecognized tax benefits including penalty and interest, all of which would affect the Company's effective tax rate if recognized in any future period.

(13) Share-Based Compensation

As of October 2, 2022, the Company had 43,737 stock options and 383,513 Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plan Awards (“RSU MSPs”) outstanding. On May 25, 2021 at the Company’s annual meeting, the Company’s shareholders approved an amendment to the 2019 Stock Option and Incentive Plan (the “2019 Plan”) to increase the number of shares available for issuance by 1,000,000 shares. The 2019 Plan now authorizes issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 1,231,824 shares available for grant as of October 2, 2022.

During the nine months ended October 2, 2022 and October 3, 2021, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 14, Share-Based Compensation to the consolidated financial statements included in the 2021 Annual Report.

During the nine months ended October 2, 2022 and October 3, 2021, the Company granted 261,285 and 243,650 RSU Awards with approximate fair values of $19.09 and $40.58 per RSU Award, respectively. Due to the delay in filing of the 2021 Annual Report, the grant of annual equity awards, which typically takes place during the first quarter of each fiscal year, was postponed until August 2022. During the nine months ended October 2, 2022, the Company granted 42,272 performance-based RSU Awards, this compares to 70,933 performance-based RSU Awards granted during the nine months ended October 3, 2021 with a per unit discount of 33%. The performance-based RSU Awards granted in 2021 and 2022 include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three year performance period. The target payout range for the 2021 and 2022 awards is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. The 2021 and 2022 performance-based RSUs were valued using a Monte Carlo Simulation model to account for the market condition on grant date.

There were 11,273 RSU MSPs granted during the nine months ended October 2, 2022 with a per unit discount of $6.51. This compares to 31,248 RSU MSPs granted during the nine months ended October 3, 2021, which had a per unit discount of $13.14 per share representing fair value.

Compensation expense related to the Company’s share-based plans for the three and nine months ended October 2, 2022 and October 3, 2021 was $0.6 million, $1.0 million and $1.3 million, $4.2 million, respectively. The significant decrease in compensation cost in the nine months ended October 2, 2022 relates primarily to forfeitures associated with the departure of the Company's former CEO in January 2022 as well as the delay in granting annual equity awards in 2022. Compensation expense for the nine months ended October 2, 2022 was recorded as follows: $1.6 million in selling, general and administrative expenses and $(0.6) million in special charges. Special charges recoveries, net relate to forfeitures associated with the departure of the Company's former CEO, partially offset by certain equity accelerations for the Company's former CEO and other Corporate staff whose positions were eliminated. Compensation expense for the nine months ended October 3, 2021 was recorded entirely in selling, general and administrative expenses. As of October 2, 2022, there were $6.6 million of total unrecognized compensation costs related to the Company’s outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

The weighted average contractual term for stock options outstanding and exercisable as of October 2, 2022 was 1.6 years, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended October 2, 2022 was $3.2 million and the aggregate intrinsic value of RSU Awards outstanding as of October 2, 2022 was $6.0 million.

(14) Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders’ equity, for the nine months ended October 2, 2022 and October 3, 2021 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2020 (As Restated)	$(50,060)	$(33,359)	$(5,710)	$(89,129)
Other comprehensive (loss) income	(4,423)	161	4,792	530
Balance as of October 3, 2021 (As Restated)	$(54,483)	$(33,198)	$(918)	$(88,599)

Balance as of December 31, 2021	$(54,432)	$4,944	$688	$(48,800)
Other comprehensive (loss) income	(25,398)	146	(688)	(25,940)
Balance as of October 2, 2022	$(79,830)	$5,090	$—	$(74,740)

(15) Income (Loss) Per Common Share (“EPS”)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic weighted average shares outstanding	20,364	20,257	20,345	20,181
Effect of dilutive securities (1)	46	—	65	—
Dilutive weighted average shares outstanding	20,410	20,257	20,410	20,181

(1) Includes the effect of dilutive of stock options, RSUs and RSU MSPs

For the three months ended October 2, 2022, there were 297,870 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $19.74 to $60.99. For the three months ended October 3, 2021, there were 783,497 anti-dilutive stock options, RSU Awards and RSU MSPs with exercise prices ranging from $32.76 to $60.99.

(16) Subsequent Events

In preparing the consolidated interim financial statements as of October 2, 2022 and for the three and nine months ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

The Company's Aerospace & Defense segment continues to experience lingering effects of the COVD-19 pandemic, primarily in our Commercial Aerospace end markets, and impacts from volatile foreign exchange rates and interest rates. Commercial Aerospace order rates improved in 2022 compared to 2021 as demand for OEM components and aftermarket services increased with air framer production rates and aircraft utilization. We expect that a recovery to pre-pandemic levels of demand will not occur until the end of 2023. While our Defense business has been less impacted by the pandemic, we did experience a slowdown in government spending on spare parts as well as some delays on key programs which impacted our revenues in 2022. However, we expect a return to near term and long term growth in this end market driven by our positions on key U.S. defense programs, including the Joint Strike Fighter and Columbia class submarines, strong backlog, and new product introductions in close partnership with our customers. We continue to focus on increasing our global aftermarket and deploying value-based pricing across the segment, both of which will contribute to growth and margin expansion.

The Company's Industrial reporting segment continues to experience the lingering effects of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and impacts driven by global energy inflation and volatile foreign exchange rates and interest rates. We exited 2021 with a strong backlog that positions the Industrial segment well for revenue growth in 2022 and beyond. We expect strong growth in our longer-cycle end markets, such as Commercial Marine and Downstream Oil & Gas, as we deliver on improved orders from 2021. Our General Industrial end market, which includes products that serve power generation, chemical processing, and other customers, is expected to experience moderate growth. We continue to focus on increasing our global aftermarket, deploying value-based pricing across the segment, and simplifying our organizational structure to drive growth and margin expansion.

In both reporting segments, the Company's results from operations were, and continue to be, adversely impacted by global supply chain constraints and rising inflation. In 2021 and into early 2022, we faced unexpected difficulties in procuring certain raw material, castings, and components, additional labor constraints due to COVID-19 and a challenging labor market as well as inflation on both material and logistics. These challenges have continued to evolve in 2022, in particular with inflation levels, including energy inflation, reaching multi-decade highs, and the corresponding volatility in foreign exchange rates and interest rates. In order to mitigate the impact of these factors on our operations and financial position, we continue to implement actions across the company including, but not limited to: list price increases and surcharges, structural cost out actions, changes in suppliers from which we procure material, and manufacturing productivity through the implementation of the CIRCOR Operating System and 80/20 across the company. Finally, continuing to attract and retain diverse and talented personnel, including the enhancement of our global sales, operations, product management and engineering organizations, remains an important part of our strategy during 2022.

Finally, we continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government and other governments along with any responses from Russia that could directly affect our supply chain, business partners or customers. Further tightening of sanctions or restrictions could cause us to be unable to complete contractual commitments to end customers, cause our end customers to fail to compensate us for previously ordered or delivered products, or cause funds or products to be subjected to legal holds. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2021 and 2020 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. Currently we have a pending project in Russia that could result in approximately $4.0 million reversal of unbilled and other receivable if tighter sanctions or restrictions prevented us from delivering the project and receiving payment. Additionally, the conflict between Russia and Ukraine has and continues to adversely impact demand in that region, increase energy costs related to our operations, and negatively impact material cost and availability.

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

Critical Accounting Estimates

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies used in preparation of our condensed consolidated financial statements for the three and nine months ended October 2, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021, except as updated by Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in an effort to mitigate the likelihood of material adjustments.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, acquisition accounting, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates. Our critical accounting estimates are more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three Months Ended October 2, 2022 Compared with Three Months Ended October 3, 2021 (As Restated)

Consolidated Operations

	Three Months Ended
(in thousands)	October 2, 2022	As Restated October 3, 2021	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	$72,219	$63,461	$8,758	$11,423	$(2,665)
Industrial	123,143	126,248	(3,105)	7,910	(11,015)
Net revenues	$195,362	$189,709	$5,653	$19,333	$(13,680)

Net revenues for the three months ended October 2, 2022 were $195.4 million, an increase of $5.7 million, or 3%, as compared to the three months ended October 3, 2021, driven by operational improvements partially offset by unfavorable foreign currency fluctuations.

Segment Results

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
(in thousands, except percentages)	October 2, 2022	As Restated October 3, 2021
Net revenues
Aerospace & Defense	$72,219	$63,461
Industrial	123,143	126,248
Net revenues	$195,362	$189,709

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$16,891	$15,927
Industrial - Segment Operating Income	15,717	7,124
Corporate expenses	(5,301)	(7,017)
Subtotal	27,307	16,034
Restructuring (recoveries), net	(173)	(312)
Special (recoveries) charges, net	(25,529)	1,126
Special and restructuring (recoveries) charges, net (1)	(25,702)	814
Restructuring related inventory (recoveries)	—	(60)
Acquisition amortization (2)	9,118	10,417
Acquisition depreciation (2)	1,335	1,412
Restructuring, impairment and other costs, net	10,453	11,769
Consolidated operating income	42,556	3,451
Interest expense, net	11,821	7,997
Other income, net	(2,396)	(256)
Income (loss) from continuing operations before income taxes	$33,131	$(4,290)

Consolidated Operating Margin	21.8%	1.8%

(1) See Special and Restructuring (Recoveries) Charges, net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	October 2, 2022	As Restated October 3, 2021	Change
Net Revenues	$72,219	$63,461	$8,758
Segment Operating Income	$16,891	$15,927	$964
Segment Operating Margin	23.4%	25.1%
Segment Orders	$90,486	$54,028	$36,458

Aerospace & Defense segment net revenues increased by $8.8 million, or 14%, to $72.2 million for the three months ended October 2, 2022 as compared to the three months ended October 3, 2021. The increase was driven by increases in our Commercial business of 44% partially offset by a decrease in our Defense business of 4% and unfavorable foreign currency fluctuations of 4%.

Segment operating income increased $1.0 million, or 6% for the three months ended October 2, 2022 as compared to the three months ended October 3, 2021. The increase in operating income was primarily driven by higher volumes partially offset by an unfavorable foreign currency fluctuation of 4%.

Segment operating margin decreased from 25.1% in the three months ended October 3, 2021 to 23.4% for the three months ended October 2, 2022. The decreased operating margin reflects the impact of increased operational costs largely driven by higher freight combined with unfavorable foreign currency fluctuations. Excluding the impact of foreign currency fluctuations the operating margin would be 24.2%.

We define orders as a legally binding agreement for the Company to provide goods at a determined price, on terms and conditions that are firm enough to assure payment by the customer. We use orders as a leading indicator of current business demand from customers for products and service, and believe the information is useful to investors for the same reason.

Aerospace & Defense segment orders increased $36.5 million, or 67%, for the three months ended October 2, 2022 as compared to the three months ended October 3, 2021, primarily driven by increases in our Commercial and Defense businesses of 86% and 58%, respectively, partially offset by unfavorable currency fluctuations of 7%.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	October 2, 2022	As Restated October 3, 2021	Change
Net Revenues	$123,143	$126,248	$(3,105)
Segment Operating Income	$15,717	$7,124	$8,593
Segment Operating Margin	12.8%	5.6%
Segment Orders	$137,848	$139,691	$(1,843)

Industrial segment net revenue decreased $3.1 million, or 2% for the three months ended October 2, 2022 as compared to the three months ended October 3, 2021, primarily due to unfavorable foreign currency fluctuations of 9%. Excluding foreign currency fluctuations segment revenues increased 6% driven by an increases in our Pumps and Valves businesses of 7% and 5%, respectively.

Segment operating income increased $8.6 million, or 121%, for the three months ended October 2, 2022 as compared to the three months ended October 3, 2021. The increase was primarily driven by improved pricing and the reduction in losses driven by the Pipeline Engineering business partially offset by an unfavorable foreign currency fluctuation of 23%.

Industrial segment operating margin increased to 12.8% in the three months ended October 2, 2022 from 5.6% for the three months ended October 3, 2021. The improved margin was primarily driven by improved pricing and the reduction in losses driven by the Pipeline Engineering business partially offset by unfavorable foreign currency fluctuations. Excluding the impact of foreign currency fluctuations the operating margin would be 14.1%.

Industrial segment orders decreased $1.8 million or 1%, for the three months ended October 2, 2022 as compared to the three months ended October 3, 2021, primarily due to unfavorable foreign currency fluctuations of 9%, excluding foreign currency fluctuations orders increased 8% driven by an increase in our Pumps business of 17% offset by a decrease in our Valves business of 7%.

Corporate Expenses

Corporate expenses were $5.3 million for the three months ended October 2, 2022 compared to $7.0 million for the three months ended October 3, 2021, primarily driven by lower compensation and benefit costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended October 2, 2022 the Company recorded Restructuring and Special net recoveries of $25.7 million compared to net charges of $0.8 million during the three months ended October 3, 2021. These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring (recoveries) charges net”. These recoveries and charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended October 2, 2022 and October 3, 2021, the Company recorded amortization expense of $9.1 million and $10.4 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended October 2, 2022 and October 3, 2021, the Company recorded depreciation expense of $1.3 million and $1.4 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During the three months ended October 2, 2022 and October 3, 2021, the Company recorded interest expense of $11.8 million and $8.0 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other Expense (Income), net

During the three months ended October 2, 2022, the Company recorded other income, net of $2.4 million, as compared to other income, net of $0.3 million for the three months ended October 3, 2021. The year-over-year increase is driven primarily by foreign currency fluctuations.

Provision for Income Taxes

The table below outlines the change in effective tax rate for the three months ended October 2, 2022 and October 3, 2021 (in thousands, except percentages).

	Three Months Ended
	October 2, 2022	As Restated October 3, 2021
Income (loss) from continuing operations before income taxes	$33,131	$(4,290)
Effective tax rate	5.0%	(19.8)%
Provision for income taxes	$1,661	$850

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

The effective tax rate for the three months ended October 2, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and the jurisdictional mix of earnings. The effective tax rate for the three months ended October 3, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. The Company recorded a full valuation allowance in the U.S. and Germany, and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

Nine Months Ended October 2, 2022 Compared with Nine Months Ended October 3, 2021 (As Restated)

Consolidated Operations

	Nine Months Ended
(in thousands)	October 2, 2022	As Restated October 3, 2021	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	202,860	182,562	$20,298	$25,819	$(5,521)
Industrial	369,532	371,188	(1,656)	23,387	(25,043)
Net revenues	$572,392	$553,750	$18,642	$49,206	$(30,564)

Net revenues for the nine months ended October 2, 2022 were $572.4 million, an increase of $18.6 million, or 3%, as compared to the nine months ended October 3, 2021, driven by improved operational performance partially offset by unfavorable currency fluctuations.

Segment Results

The following table presents certain reportable segment information (in thousands):

	Nine Months Ended
(in thousands, except percentages)	October 2, 2022	As Restated October 3, 2021
Net revenues
Aerospace & Defense	$202,860	$182,562
Industrial	369,532	371,188
Net revenues	$572,392	$553,750

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$41,777	$37,656
Industrial - Segment Operating Income	31,059	20,195
Corporate expenses	(18,557)	(24,000)
Subtotal	54,279	33,851
Restructuring charges, net	10,969	4,029
Special (recoveries) charges, net	(33,399)	2,779
Special and restructuring (recoveries) charges, net (1)	(22,430)	6,808
Restructuring related inventory charges, net	2,757	899
Acquisition amortization (2)	27,687	31,402
Acquisition depreciation (2)	3,620	5,114
Restructuring, impairment and other costs, net	34,064	37,415
Consolidated operating income (loss)	42,645	(10,372)
Interest expense, net	31,481	24,325
Other income, net	(5,321)	(3,301)
Income (loss) from continuing operations before income taxes	$16,485	$(31,396)

Consolidated Operating Margin	7.5%	(1.9)%

(1) See Special and Restructuring (Recoveries) Charges, net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Nine Months Ended
(in thousands, except percentages)	October 2, 2022	As Restated October 3, 2021	Change
Net Revenues	$202,860	$182,562	$20,298
Segment Operating Income	$41,777	$37,656	$4,121
Segment Operating Margin	20.6%	20.6%
Segment Orders	$237,429	$181,270	$56,159

Aerospace & Defense segment net revenues increased by $20.3 million, or 11%, to $202.9 million for the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021. The increase was primarily driven by an increase in our Commercial business of 31%, partially offset by unfavorable foreign currency fluctuations of 3%.

Segment operating income increased $4.1 million, or 11% for the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021. The increase in operating income was primarily driven by higher volumes offset by unfavorable foreign currency fluctuations of 3%.

Segment operating margin in the nine months ending October 2, 2022 of 20.6% remained flat as compared to the nine months ended October 3, 2021 as improved operational results were offset by unfavorable foreign currency fluctuations. Excluding the impact of foreign currency fluctuations operating margin would be 21.1%

Aerospace & Defense segment orders increased $56.2 million, or 31%, for the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021, driven by an increase in our Commercial and Defense businesses of 55% and 15%, respectively, partially offset by unfavorable foreign currency fluctuations of 4%.

Industrial Segment

	Nine Months Ended
(in thousands, except percentages)	October 2, 2022	As Restated October 3, 2021	Change
Net Revenues	$369,532	$371,188	$(1,656)
Segment Operating Income	$31,059	$20,195	$10,864
Segment Operating Margin	8.4%	5.4%
Segment Orders	$420,945	$449,345	$(28,400)

Industrial segment net revenue decreased $1.7 million, or less than 1% for the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021 primarily due to unfavorable foreign currency fluctuations of 7% Excluding foreign currency fluctuations segment revenues increase 6% driven by increases in our Pumps and Valves businesses of 8% and 4%, respectively.

Segment operating income increased $10.9 million, or 54%, for the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021. The increase was primarily driven by reduction in operating losses from the Pipeline Engineering business and pricing initiatives offset by an unfavorable foreign currency fluctuation of 17%.

Industrial segment operating margin increased to 8.4% in the nine months ended October 2, 2022 from 5.4% for the nine months ended October 3, 2021. The improved margin was primarily driven by improved reduction in operating losses from the Pipeline Engineering business and pricing initiatives offset by unfavorable foreign currency fluctuations. Excluding the impact of foreign currency fluctuations operating margin would be 9.3%.

Industrial segment orders decreased $28.4 million or 6%, for the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021, primarily driven by unfavorable foreign currency fluctuations of 7%. Excluding foreign currency fluctuations segment orders are flat with an increase in our Pumps business of 15% offset by a decrease in our Valves business of 22%.

Corporate Expenses

Corporate expenses were $18.6 million for the nine months ended October 2, 2022 compared to $24.0 million for the nine months ended October 3, 2021, primarily driven by lower compensation and benefit costs.

Special and Restructuring Charges (Recoveries), net

During the nine months ended October 2, 2022 the Company recorded Special and Restructuring net charges of $22.4 million compared to a net charge of $6.8 million in the nine months ended October 3, 2021. These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring charges (recoveries), net”. These charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the nine months ended October 2, 2022 and October 3, 2021, the Company recorded amortization expense of $27.7 million and $31.4 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the nine months ended October 2, 2022 and October 3, 2021, the Company recorded depreciation expense of $3.6 million and $5.1 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During the nine months ended October 2, 2022 and October 3, 2021, the Company recorded interest expense of $31.5 million and $24.3 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other Expense (Income), net

During the nine months ended October 2, 2022, the Company recorded other income, net of $5.3 million, as compared to other income, net of $3.3 million for the nine months ended October 3, 2021. The increase is driven by foreign currency fluctuation partially offset with higher pension interest costs and lower return on pension assets.

Provision for Income Taxes

The table below outlines the change in effective tax rate for the nine months ended October 2, 2022 and October 3, 2021 (in thousands, except percentages).

	Nine Months Ended
	October 2, 2022	As Restated October 3, 2021
Income (loss) from continuing operations before income taxes	$16,485	$(31,396)
Effective tax rate	15.4%	(10.2)%
Provision for income taxes	$2,536	$3,206

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

The effective tax rate for the nine months ended October 2, 2022, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances, and the jurisdictional mix of earnings. The effective tax rate for the three months ended October 3, 2021, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions.The Company recorded a full valuation allowance in the U.S. and Germany, and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

The following table summarizes our cash flow activities for the nine month periods indicated (in thousands):

	October 2, 2022	As Restated October 3, 2021
Cash (used in) provided by:
Operating activities	$(29,332)	$(147)
Investing activities	45,197	947
Financing activities	(21,298)	(7,128)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,096)	(2,834)
Decrease in cash, cash equivalents and restricted cash	$(12,529)	$(9,162)

During the nine months ended October 2, 2022, cash used in operations was $29.3 million compared to cash used in operations of $0.1 million during the prior corresponding period. The $29.2 million increase in cash used in operating activities was primarily due to non-cash gains on sale of real estate, increases in inventories and reduction in AP, accrued expenses and other liabilities.

During the nine months ended October 2, 2022, cash provided by investing activities was $45.2 million compared to $1.0 million cash provided by investing activities in the prior corresponding period. The $44.2 million period over period increase in cash generated was primarily driven by the cash received from the sale of two properties within the Industrial segment located in Walden, New York and Tampa, Florida and one property within the Aerospace and Defense segment in Corona, California.

During the nine months ended October 2, 2022, cash used in financing activities was $21.3 million as compared to $7.1 million during the prior corresponding period. The $14.2 million period over period increase in cash used in financing activities is primarily a result of the payment of $16.7 million of debt issuance costs paid in 2022 associated with the Credit Agreement amendments.

As of October 2, 2022, total debt (including current portion and other short-term borrowings) was $501.8 million compared to $513.3 million as of December 31, 2021. Total debt is net of unamortized term loan debt issuance costs of $21.2 million and $13.0 million at October 2, 2022 and December 31, 2021, respectively. Total debt as a percentage of total shareholders’ equity was 411% as of October 2, 2022 compared to 384% as of December 31, 2021.

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

The New Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue certain types of additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is total net leverage, a ratio of total secured debt (less cash and cash equivalents up to a maximum of $75.0 million) to total earnings before interest expense, taxes, depreciation, and amortization based on the four fiscal quarters at the testing period. The Company amended its New Credit Agreement with the First Amendment on April 8, 2022 and the Second Amendment on May 27, 2022. See further discussion within Note 8, Financing Arrangements.

As of October 2, 2022, we had gross borrowings of $489.6 million outstanding under our term loan, $33.4 million outstanding under our revolving credit facility and $32.8 million outstanding letters of credit with available capacity to borrow an additional $40.8 million under the revolving credit facility, subject to the terms and conditions of that facility.

We were in compliance with all financial covenants related to our existing debt obligations at October 2, 2022 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

As of October 2, 2022, cash and cash equivalent balances, totaled $47.1 million. The majority of the Company’s cash and cash equivalent balances are held in foreign bank accounts. This compares to $59.9 million of cash and cash equivalents as of December 31, 2021, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our New Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

Based on our existing cash reserves, expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the quarterly financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In both reporting segments, the Company's performance continues to be adversely impacted by global supply chain constraints, rising inflation including global energy inflation, and volatility in foreign exchange rates and interest rates. In 2021 and into early 2022, we faced unexpected difficulties in procuring certain raw material, castings, and components, additional labor constraints due to COVID-19 and a challenging labor market, and inflation on both material and logistics. These challenges have continued to evolve in 2022, with inflation levels reaching multi-decade highs. In order to mitigate the impact of these factors on our operations and financial position, we continue to implement actions across the company including, but not limited to: list price increases and surcharges, structural cost out actions, changes in suppliers from which we procure material, and manufacturing productivity through the implementation of the CIRCOR Operating System across the company. Additionally, we continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government and other governments along with any responses from Russia that could directly affect our supply chain, business partners or customers. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2021 and 2020 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. However, the conflict in Russia and Ukraine is likely to adversely impact demand in that region, increase energy costs related to our operations, and negatively impact material cost and availability.

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

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of October 2, 2022, the interest rate on the Company's term loan portion was 8.584%. In 2018, the Company entered into an interest rate swap to mitigate the inherent rate risk associated with our outstanding variable rate debt. This hedging instrument matured in April 2022 and the Company is currently unhedged against changes in interest rates. Refer to Financial Instruments in Note 8, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than the changes related to the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended October 2, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS
The Company is supplementing the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 ("the 2021 Annual Report") with the following risk factors. Additional information regarding risk factors can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of the 2021 Annual Report.

The costs of complying with existing or future governmental regulations on importing and exporting practices and of curing any violations of these regulations, could increase our expenses, reduce our revenues or reduce our profitability.

We are subject to a variety of laws and international trade practices, including regulations issued by certain United States governmental agencies and authorities in the European Union. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to, and increase the cost of obtaining products from, foreign sources. We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government with respect to Russia, and any responses from Russia, that could impact our business. Sanctions or restrictions could cause us to be unable to complete contractual commitments to end customers, cause our end customers to fail to compensate us for previously ordered or delivered products, or cause funds or products to be subjected to legal holds. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2021 and 2020 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. Currently we have a pending project in Russia that could result in a $4.0 million reversal of unbilled and other receivable if tighter sanctions or restrictions prevented us from delivering the project and receiving payment. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, as filed with the Securities and Exchange Commission on November 14, 2022, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of October 2, 2022 and December 31, 2021
	(ii)	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 2, 2022 and October 3, 2021 (As Restated)
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 2, 2022 and October 3, 2021 (As Restated)
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months ended October 2, 2022 and October 3, 2021 (As Restated)
	(v)	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended October 2, 2022 and October 3, 2021 (As Restated)
	(vi)	Notes to Condensed Consolidated Financial Statements (As Restated)
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

November 14, 2022	/s/ Tony Najjar
Tony Najjar
President and Chief Executive Officer
Principal Executive Officer

November 14, 2022	/s/ Arjun Sharma
Arjun Sharma
Chief Financial Officer and Senior Vice President, Business Development
Principal Financial Officer