Form 10-Q
period 2023-04-02
CIRCOR INTERNATIONAL INC
filed 2023-05-11
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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

As of May 8, 2023, there were 20,390,445 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	April 2, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,080	$64,275
Trade accounts receivable, net	111,557	109,754
Inventories	156,967	139,786
Prepaid expenses and other current assets	120,124	117,766
Total Current Assets	440,728	431,581
PROPERTY, PLANT AND EQUIPMENT, NET	142,147	141,141
OTHER ASSETS:
Goodwill	120,114	119,847
Intangibles, net	249,379	256,338
Lease right-of-use assets, net	41,389	42,491
Deferred income taxes	507	512
Other assets	21,465	20,777
TOTAL ASSETS	$1,015,729	$1,012,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,224	$78,778
Accrued expenses and other current liabilities	83,695	84,510
Accrued compensation and benefits	28,100	30,817
Total Current Liabilities	192,019	194,105
LONG-TERM DEBT	500,042	496,534
DEFERRED INCOME TAXES	18,422	18,238
PENSION LIABILITY, NET	87,090	85,968
LONG-TERM LEASE LIABILITIES	37,618	38,480
OTHER NON-CURRENT LIABILITIES	19,300	20,316
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at April 2, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,762,933 and 21,736,911 issued at April 2, 2023 and December 31, 2022, respectively	218	218
Additional paid-in capital	456,685	456,102
Accumulated deficit	(179,100)	(178,693)
Common treasury stock, at cost (1,372,488 shares at April 2, 2023 and December 31, 2022)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(42,093)	(44,109)
Total Shareholders’ Equity	161,238	159,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,015,729	$1,012,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net revenues	$203,097	$185,655
Cost of revenues	129,031	130,372
Gross profit	74,066	55,283
Selling, general and administrative expenses	54,666	58,069
Special and restructuring charges, net	1,484	9,003
Operating income (loss)	17,916	(11,789)
Other expense (income):
Interest expense, net	14,528	9,456
Other expense (income), net	214	(1,287)
Total other expense, net	14,742	8,169
Income (loss) before income taxes	3,174	(19,958)
Provision for income taxes	3,581	1,523
Net Loss	$(407)	$(21,481)

Net loss per share (basic and diluted)	$(0.02)	$(1.06)

Weighted-average common shares (basic and diluted)	20,368	20,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net loss	$(407)	$(21,481)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,065	(3,075)
Interest rate swap adjustments (1)	—	1,693
Pension adjustment	(49)	51
Other comprehensive income (loss), net of tax	2,016	(1,331)
COMPREHENSIVE INCOME (LOSS)	$1,609	$(22,812)

(1) Net of an income tax effect of $0.0 million for the three months ended April 3, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
OPERATING ACTIVITIES	April 2, 2023	April 3, 2022
Net loss	$(407)	$(21,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,712	5,000
Amortization	7,925	9,397
Change in provision for bad debt expense	(350)	(89)
Write down of inventory	1,497	439
Compensation expense for share-based plans	1,033	(84)
Amortization of debt issuance costs	975	514
Other impairment charges	—	8,011
Changes in operating assets and liabilities:
Trade accounts receivable	237	4,242
Inventories	(17,971)	(15,465)
Prepaid expenses and other assets	(4,811)	(5,671)
Accounts payable, accrued expenses and other liabilities	(6,766)	(737)
Net cash used in operating activities	(13,926)	(15,924)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,045)	(3,607)
Proceeds from the sale of property, plant and equipment	38	15
Supplier funding (Note 2)	2,370	—
Proceeds from beneficial interest of factored receivables	1,097	927
Net cash used in investing activities	(1,540)	(2,665)
FINANCING ACTIVITIES
Proceeds from long-term debt	53,475	51,325
Payments of long-term debt	(50,800)	(30,875)
Net change in short-term borrowings	—	925
Withholding tax payments on net share settlements on equity awards	(450)	(821)
Net cash provided by financing activities	2,225	20,554
Effect of exchange rate changes on cash, cash equivalents and restricted cash	537	(712)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12,704)	1,253
Cash, cash equivalents, and restricted cash at beginning of period	66,724	61,374
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$54,020	$62,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	20,364	$218	$456,102	$(178,693)	$(44,109)	$(74,472)	$159,046
Net loss	—	—	—	(407)	—	—	(407)
Other comprehensive income, net of tax	—	—	—	—	2,016	—	2,016
Conversion of restricted stock units	26	—	(450)	—	—	—	(450)
Share-based plan compensation	—	—	1,033	—	—	—	1,033
Balance as of April 2, 2023	20,390	$218	$456,685	$(179,100)	$(42,093)	$(74,472)	$161,238

Balance as of December 31, 2021	20,261	217	454,852	(198,081)	(48,800)	(74,472)	133,716
Net loss	—	—	—	(21,481)	—	—	(21,481)
Other comprehensive income, net of tax	—	—	—	—	(1,331)	—	(1,331)
Conversion of restricted stock units	50	—	(499)	—	—	—	(499)
Share-based plan compensation	—	—	(84)	—	—	—	(84)
Balance as of April 3, 2022	20,311	$217	$454,269	$(219,562)	$(50,131)	$(74,472)	$110,321

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
The condensed consolidated balance sheet as of December 31, 2022 was derived from CIRCOR’s audited consolidated financial statements as of that date but does not include all of the information and notes required for annual financial statements. The Company recommends that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report").

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three months ended April 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

Unless otherwise indicated, all financial information and statistical data included in these notes to the Company's condensed consolidated financial statements relate to its continuing operations, with dollar amounts expressed in thousands (except share and per-share data).

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 2, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of the COVID-19 pandemic, relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefit obligations, acquisition accounting, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

The Company has signed a supplier funding agreement with a customer. Under the terms of the agreement, the Company will receive funding up to $6.7 million in agreed milestones and in exchange for the funding received, the Company is required to purchase specified equipment to support manufacturing capacity and prioritize delivery of certain pump components.

During the quarter ended April 2, 2023, the Company received its first milestone payment of $2.4 million and purchased $1.5 million in equipment and machinery. The Company recorded the milestone payment as a reduction of the cost basis of the purchased equipment, with the $0.9 million funds remaining uncommitted and recorded as a deposit liability within "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet as of April 2, 2023.

(3) Revenue Recognition

The Company's revenue is derived from a variety of contracts. A significant portion of revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the aerospace, defense and industrial markets. Contracts within the defense markets are primarily with U.S. military customers. These contracts typically are subject to the Federal Acquisition Regulations. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements.

For revenue that is recognized from products and services transferred to customers over time, the Company uses an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. The Company uses the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as it incurs costs on its contracts. Under the cost-to-cost measure of progress, revenue is recognized proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

As of April 2, 2023, the Company had $236.1 million of transaction price related to remaining performance obligations which, is invoiced and paid in accordance with terms of contractual agreements. The Company expects to recognize approximately 55% of its remaining performance obligations as revenue during the remainder of 2023, 35% in 2024, and the remaining 10% in 2025 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in the subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period. Revenue recognized during the three months ended April 2, 2023 that was included in contract liabilities at the beginning of the period amounted to $8.9 million.

Disaggregation of Revenue

The following tables present revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Aerospace & Defense Segment
Commercial Aerospace & Other	$32,257	$25,214
Defense	36,294	38,156
Total	68,551	63,370
Industrial Segment
Valves	43,957	45,477
Pumps	90,589	76,808
Total	134,546	122,285
Net Revenues	$203,097	$185,655

	Three Months Ended
	April 2, 2023	April 3, 2022
Aerospace & Defense Segment
EMEA	$17,926	$14,209
North America	45,164	45,197
Other	5,461	3,964
Total	68,551	63,370
Industrial Segment
EMEA	59,641	54,642
North America	42,310	40,837
Other	32,595	26,806
Total	134,546	122,285
Net Revenues	$203,097	$185,655

Contract Balances

The Company’s contract assets and contract liabilities balances as of April 2, 2023 and December 31, 2022 are as follows (in thousands):

	April 2, 2023	December 31, 2022	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$95,339	$98,406	$(3,067)
Recorded within other assets	8,121	7,677	444
	$103,460	$106,083	$(2,623)

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$37,625	$36,871	$754
Recorded within other non-current liabilities	3,747	5,149	(1,402)
	$41,372	$42,020	$(648)

Contract assets decreased by $2.6 million during the three months ended April 2, 2023, primarily due to invoicing upon completion of milestones in excess of revenue recognized within the Defense and Refinery Valves businesses partially offset by revenue recognized in excess of invoicing within the Industrial Valves business.

Contract liabilities decreased by $0.6 million during the three months ended April 2, 2023, primarily due to customer advances received in excess of revenue recognized in the Industrial Pumps and Refinery Valves businesses, partially offset by recognition of revenue against customer advances within the Defense business.

Revenue on over time contracts is recognized as the Company, in accordance with the terms of the applicable contract, transfers control in the underlying products or services to the customer, which occurs as it incurs costs on its contracts under the cost-to-cost measure of progress. Revenue on over time contracts may be recognized before or after payments, advances or progress billings from customers are received. The recognition of revenue on over time contracts before the Company can invoice the customer may result in contract assets. Receipt of progress billings or advances from customers in advance of recognizing revenue can result in contract liabilities. The contract assets and contract liabilities amounts presented above are determined at the contract level unit of account. At the contract level, it is determined whether the contract is in a net contract asset or net contract liability position.

Contract assets are generally classified between current (one year or less) and non-current (more than one year) based on factors such as when payments are due. Contract liabilities are generally classified as current or non-current based on factors such as the expected timing of performance obligation satisfaction.

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, historical experience, expectation of changes in risk of loss and any specific customer collection issues that have been identified. During the three months ended April 2, 2023, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries. During the three months ended April 3, 2022, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries other than charges in the amount of $1.0 million for the Pipeline Engineering business as described further in Note 4, Special and Restructuring Charges (Recoveries), net.

(4) Special and Restructuring Charges (Recoveries), Net

Special and restructuring charges (recoveries), net

Special and restructuring charges (recoveries), net consist of restructuring costs (including costs to exit a product line or program) and certain special charges (recoveries) such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges (recoveries), net on the condensed consolidated statements of operations. Certain other special and restructuring charges (recoveries) such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three months ended April 2, 2023 and April 3, 2022 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended
	April 2, 2023	April 3, 2022
Special charges, net	$1,700	$2,556
Restructuring (recoveries) charges, net	(216)	6,447
Total special and restructuring charges, net	$1,484	$9,003

Special charges (recoveries), net

The table below details the special charges (recoveries), net, recognized for the three months ended April 2, 2023 and April 3, 2022 (in thousands):

	Special charges (recoveries), net
	Three Months Ended April 3, 2023
	Aerospace & Defense	Industrial	Corporate	Total
Strategic alternatives evaluation	—	—	1,250	1,250
Other special charges, net	—	384	66	450
Total special charges, net	$—	$384	1,316	1,700

	Special charges (recoveries), net
	Three Months Ended April 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation and restatement costs	$—	$—	$1,341	$1,341
Other special charges	—	136	1,079	1,215
Total special charges, net	$—	$136	2,420	2,556

Strategic alternative evaluations costs: During the three months ended April 2, 2023, the Company recognized special charges of $1.3 million related to the evaluation of strategic alternatives for the Company.

Pipeline Engineering investigation costs: During the three months ended April 3, 2022, the Company recognized special charges of $1.3 million related to the investigation into accounting irregularities at the Company's Pipeline Engineering businesses.

Other special charges: During the three months ended April 3, 2022, the special charges, net, include a $0.9 million charge for severance related to the Company's former CEO comprised of $1.7 million in severance, partially offset by the accounting effects of forfeitures for certain unvested CEO stock-based compensation awards.

Restructuring charges (recoveries), net

The tables below detail the charges associated with restructuring actions recorded for the three months ended April 2, 2023 and April 3, 2022. Accruals associated with the restructuring actions are recorded within "Accrued expenses and other current liabilities" on the condensed consolidated balance sheets (in thousands):

	Restructuring charges (recoveries), net
	Three Months Ended April 2, 2023
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges (recoveries), net	$3	$(219)	$—	$(216)
Total restructuring charges (recoveries), net	$3	$(219)	$—	$(216)

Accrued restructuring charges as of December 31, 2022				$837
Total charges, net (shown above)				(216)
Charges paid / settled, net				(297)
Accrued restructuring charges as of April 2, 2023				$324

	Restructuring charges (recoveries), net
	Three Months Ended April 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges (recoveries), net	$—	$5,432	$—	$5,432
Employee related expenses, net	—	722	293	1,015
Total restructuring charges (recoveries), net	$—	$6,154	$293	$6,447

Accrued restructuring charges as of December 31, 2021				$1,839
Total charges, net (shown above)				6,447
Charges paid/settled, written-off, net				(6,335)
Accrued restructuring charges as of April 3, 2022				$1,951

The Company recorded a restructuring recovery of $0.2 million during the three months ended April 2, 2023, in Industrial related to the termination of a leased building of the former Pipeline Engineering business.

The Company recorded restructuring charges of $6.4 million during the three months ended April 3, 2022, of which $5.9 million related to the exit of the Pipeline Engineering business. The $5.9 million charge consists of $5.3 million in impairments, $0.6 million of termination benefits. Impairments of $5.3 million included $3.8 million related to the write downs of Property, Plant and Equipment, Right of Use Assets and Intangibles, which is a level three fair value measurement based on the expected cash proceeds from disposition of the assets. In addition, the Company recorded $1.5 million in charges for write downs of working capital accounts, including primarily $1.0 million for accounts receivable. Included in the Industrial employee related expenses is $0.6 million in severance and termination benefits related to the exit of the Pipeline Engineering business.

In addition, during the three months ended April 3, 2022, the Company recorded a charge of $2.8 million for write down of inventories related to the exit of the Pipeline Engineering business classified within cost of revenues on the condensed consolidated statements of operations.

During the same period, the Company recorded $0.3 million of employee related charges, not associated with the exit of the Pipeline Engineering business.

(5) Inventories

Inventories consisted of the following as of April 2, 2023 and December 31, 2022 (in thousands):

	April 2, 2023	December 31, 2022
Raw materials	$65,539	$59,431
Work in process	73,110	63,846
Finished goods	18,318	16,509
Total inventories	$156,967	$139,786

(6) Goodwill and Intangibles, Net

The following table shows the movement in goodwill by segment from December 31, 2022 to April 2, 2023 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2022	$57,381	$62,466	$119,847
Currency translation adjustments	18	249	267
Goodwill as of April 2, 2023	$57,399	$62,715	$120,114

The Company performs an impairment assessment for goodwill at the reporting-unit level and for its indefinite-life intangible assets on an annual basis during the fourth quarter, or more frequently if circumstances warrant. At April 2, 2023, the Company determined there were no indicators of impairment requiring interim assessment.

The table below presents gross intangible assets and the related accumulated amortization as of April 2, 2023 (in thousands):

	April 2, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	287,134	(157,299)	129,835
Acquired technology	133,073	(85,809)	47,264
Total Amortized Intangibles	$425,575	$(248,476)	$177,099

Non-amortized intangibles (trademarks and trade names)	$72,280	$—	$72,280

Net carrying value of intangible assets			$249,379

Amortization of intangible assets was $7.9 million and $9.4 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

The table below presents estimated remaining annual amortization expense for intangible assets recorded as of April 2, 2023 (in thousands):

	2023	2024	2025	2026	2027	After 2027
Estimated amortization expense	$23,186	$27,609	$24,101	$20,962	$16,779	$64,462

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Net revenues
Aerospace & Defense	$68,551	$63,370
Industrial	134,546	122,285
Net revenues	$203,097	$185,655
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$14,714	$11,320
Industrial - Segment Operating Income	20,402	6,857
Corporate expenses	(6,743)	(7,770)
Subtotal	28,373	10,407
Special charges, net	1,700	2,556
Restructuring (recoveries) charges, net	(216)	6,447
Special and restructuring charges, net	1,484	9,003
Restructuring related inventory charges	—	2,757
Acquisition amortization	7,920	9,391
Acquisition depreciation	1,053	1,045
Restructuring, impairment and other costs, net	8,973	13,193
Consolidated operating income (loss)	17,916	(11,789)
Interest expense, net	14,528	9,456
Other expense (income), net	214	(1,287)
Income (loss) before income taxes	$3,174	$(19,958)

	Three Months Ended
	April 2, 2023	April 3, 2022
Capital expenditures
Aerospace & Defense	$1,178	$1,286
Industrial	3,947	1,663
Corporate	168	352
Consolidated capital expenditures	$5,293	$3,301

Depreciation and amortization
Aerospace & Defense	$2,241	$2,521
Industrial	10,177	11,706
Corporate	219	170
Consolidated depreciation and amortization	$12,637	$14,397

Identifiable assets	April 2, 2023	December 31, 2022
Aerospace & Defense	$564,845	$557,018
Industrial	1,265,337	1,261,996
Corporate	(814,453)	(806,327)
Consolidated identifiable assets	$1,015,729	$1,012,687

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR subsidiaries. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, and fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets.

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

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of April 2, 2023, the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $515.7 million, compared to carrying cost of $519.6 million. At December 31, 2022, the estimated fair value of the Company’s gross debt (before netting debt issuance costs) was $502.7 million, compared to carrying cost of $516.9 million. The Company’s outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of April 2, 2023 and December 31, 2022, the Company had restricted cash balances of $1.9 million and $2.4 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain 90% of the purchase price upfront, net of applicable discount fee, and obtain the residual amount as the receivables are collected. During the three months ended April 2, 2023, the Company sold a total of $11.0 million of receivables under the program, receiving $9.9 million in upfront cash. During the three months ended April 3, 2022, the Company sold a total of $14.1 million of receivables under the program, receiving $12.7 million in upfront cash. At April 2, 2023 and April 3, 2022, a beneficial interest balance of $1.1 million and $1.4 million, respectively, was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Effective April 2018, the Company entered into an interest rate swap agreement pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap had a fixed notional value of $400.0 million with a 1% LIBOR floor and matured on April 12, 2022. The interest rate swap was a qualifying hedging instrument and was accounted for as a cash flow hedge pursuant to Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The interest rate swap was settled upon its maturity during the second quarter of 2022.

The amount of gains (loss) recognized in other comprehensive income (loss), net of tax (“OCI”) and reclassified from accumulated other comprehensive loss (“AOCI”) to earnings are summarized below (in thousands):

	Three Months Ended	Three Months Ended
	April 2, 2023	April 3, 2022
Amount of (loss) recognized in OCI	$—	$(9)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net of tax)	$—	$(1,702)

Interest expense, net (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.9 million for the three months ended April 3, 2022.

Debt

As of April 2, 2023, total debt (including short-term borrowings and current portion of long-term debt) was $500.0 million compared to $496.5 million as of December 31, 2022. Total debt is net of unamortized term loan debt issuance costs of $19.6 million and $20.4 million at April 2, 2023 and December 31, 2022, respectively. The Company made interest payments of $13.6 million and $8.9 million during the three months ended April 2, 2023, and April 3, 2022, respectively.

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

In May 2022, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”). The Second Amendment made certain changes to the Credit Agreement, including, extending the deadline for the Company to deliver its annual financial statements for the fiscal year ended December 31, 2021 and its quarterly financial statements for the fiscal quarters ended April 3, 2022 and July 3, 2022. In addition, the Company is required to hold private-side lender calls at least once per month upon request, and promptly after the delivery of all quarterly and annual financial statements. In connection with the execution of the Second Amendment, the Company paid approximately $4.2 million in customary arranger and lender consent fees, attorney fees, and reasonable and documented expenses of the Administrative Agent.

Prior to Amendments No.1 and No. 2, the Company had $12.6 million of unamortized debt discount and debt issuance costs associated with its term loan and $1.5 million unamortized deferred financing fees associated with its revolver as of April 3, 2022. Per Amendments No. 1 and No. 2, the Company incurred an additional $15.5 million of debt discount and issuance costs associated with the term loan and $1.2 million of fees associated with the revolver. The Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. During the second quarter of 2022, the Company accounted for a combination of old and new debt discount and issuance costs totaling $23.1 million as a modification (recorded as a debt discount and issuance costs on the consolidated balance sheet) and accounted for $5.0 million as a debt extinguishment (included in special charges on the consolidated statements of operations). For the revolving credit facility, $1.2 million was rolled into the existing Credit Agreement (included in other assets) during the second quarter of 2022 based on the borrowing capacity with the underlying banks.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of April 2, 2023.

The Company records provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. The Company also records provisions with respect to any significant individual warranty issues as they arise. Although, the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

The following table sets forth information related to product warranty reserves for the three months ended April 2, 2023 and April 3, 2022 (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Balance beginning	$2,521	$2,739
Provisions	583	451
Claims settled	(669)	(644)
Currency translation adjustment	12	(20)
Balance ending	$2,447	$2,526

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

During the second quarter of 2021, the Company was notified of a contract termination by one of its Industrial segment customers. The basis for termination is under dispute and the ultimate outcome of this matter is uncertain. During the fourth quarter of 2021, the Company recorded a full allowance against the outstanding receivables resulting in a charge of $6.3 million. The Company also has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Further, the Company is exposed to claims from sub-contractors for contract termination. During the fourth quarter of 2022, a settlement agreement was reached resulting in a total of $4.5 million to be paid in the first half of 2023. The Company has accrued the unpaid portion of the settlement amount as of April 2, 2023.

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at April 2, 2023 was $32.0 million of which $25.8 million was syndicated under the Credit Agreement. This compares with aggregate notional value of $32.4 million of which $24.4 million was syndicated under the Credit Agreement as of December 31, 2022. These instruments generally have expiration dates ranging from less than one month to five years from April 2, 2023.

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

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Pension Benefits - U.S. Plans
Interest cost	$1,917	$1,000
Expected return on plan assets	(2,104)	(2,150)
Amortization	36	48
Net periodic benefit income	$(151)	$(1,102)

Pension Benefits - Non-U.S. Plans
Service cost	$323	$621
Interest cost	828	366
Expected return on plan assets	(184)	(203)
Amortization	(340)	—
Net periodic benefit cost	$627	$784

Other Post-Retirement Benefits
Service cost	$1	$1
Interest cost	84	53
Net actuarial (gain) loss	(85)	—
Net periodic benefit cost	$—	$54

The periodic benefit service costs are included in both costs of revenues, and in selling, general, and administrative expenses, while the remaining net periodic benefit costs are included in other expense (income), net in the condensed consolidated statements of operations for the three months ended April 2, 2023 and April 3, 2022.

The Company did not make any employer contributions to the Company’s U.S. or non-U.S. based defined benefit pension plans during the three months ended April 2, 2023 and April 3, 2022.

(12) Income Taxes

The provision for income taxes to income (loss) is as follows (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Income (loss) before income taxes	$3,174	$(19,958)
Effective tax rate	112.8%	(7.6)%
Provision for income taxes	$3,581	$1,523

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

The effective tax rate for the three months ended April 2, 2023, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances, and the earnings in foreign jurisdictions combined with unbenefited U.S. losses. The effective tax rate for the three months ended April 3, 2022, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. The Company has a full valuation allowance in the U.S. and Germany, and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of April 2, 2023 and December 31, 2022, the Company had $1.3 million and $1.5 million, respectively, of unrecognized tax benefits including penalty and interest, all of which would affect the Company's effective tax rate if recognized in any future period.

(13) Share-Based Compensation

As of April 2, 2023, the Company had 26,184 stock options, 537,297 Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plan Awards (“RSU MSPs”) outstanding. The Company's 2019 Stock Option and Incentive Plan (the “2019 Plan”) authorizes the issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 1,035,579 shares available for grant as of April 2, 2023.

During the three months ended April 2, 2023 and April 3, 2022, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 13, Share-Based Compensation to the consolidated financial statements included in the 2022 Annual Report.

During the three months ended April 2, 2023 and April 3, 2022, the Company granted 197,908 and 1,009 RSU Awards with approximate fair values of $32.00 and $26.60 per RSU Award, respectively. Due to the delay in filing of the 2021 Annual Report, the grant of annual equity awards in 2022, which typically takes place during the first quarter of each fiscal year, was postponed until August 2022. During the three months ended April 2, 2023, the Company granted 46,078 performance-based RSU Awards, compared to 0 performance-based RSU Awards granted during the three months ended April 3, 2022. The performance-based RSU Awards granted in 2023 include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three-year performance period. The target payout range for these performance-based awards is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. These performance-based RSUs were valued using a Monte Carlo Simulation model to account for the market condition on grant date.

There were 37,020 RSU MSPs granted during the three months ended April 2, 2023 with a per unit discount of $10.20, compared to 0 RSU MSPs granted during the three months ended April 3, 2022.

Compensation expense related to the Company’s share-based plans for the three months ended April 2, 2023 and April 3, 2022 was $1.0 million and $(0.1) million, respectively. The significant increase in compensation cost in the three months ended April 2, 2023 compared with the same prior-year period relates primarily to forfeitures associated with the departure of the Company's former CEO in January 2022 as well as the delay in granting annual equity awards in 2022. Compensation expense for the three months ended April 2, 2023 was recorded entirely in selling, general and administrative expenses. Compensation expense for the three months ended April 3, 2022 was recorded as follows: $0.5 million in selling, general and administrative expenses and $(0.6) million in special charges (recoveries), net. Special charges (recoveries), net relate to forfeitures associated with the departure of the Company's former CEO, partially offset by certain equity vesting accelerations for the Company's former CEO and other Corporate staff whose positions were eliminated. As of April 2, 2023, there were $10.9 million of total unrecognized compensation costs related to the Company’s outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

The weighted average contractual term for stock options outstanding and exercisable as of April 2, 2023 was 1.8 years.

The aggregate intrinsic value of RSU Awards settled during the three months ended April 2, 2023 was $1.2 million and the aggregate intrinsic value of RSU Awards outstanding as of April 2, 2023 was $14.9 million.

(14) Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders’ equity, for the three months ended April 2, 2023 and April 3, 2022 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2022	(66,887)	22,778	—	$(44,109)
Other comprehensive (loss) income	2,065	(49)	—	2,016
Balance as of April 2, 2023	$(64,822)	$22,729	$—	$(42,093)

Balance as of December 31, 2021	$(54,432)	$4,944	$688	$(48,800)
Other comprehensive (loss) income	(3,075)	51	1,693	(1,331)
Balance as of April 3, 2022	$(57,507)	$4,995	$2,381	$(50,131)

(15) Income (Loss) Per Common Share (“EPS”)

	Three Months Ended
	April 2, 2023	April 3, 2022
Basic weighted average shares outstanding	20,368	20,310
Effect of dilutive securities (1)	—	—
Dilutive weighted average shares outstanding	20,368	20,310
(1) Includes the effect of dilutive stock options, RSU Awards and RSU MSPs

For the three months ended April 2, 2023, there were 270,170 anti-dilutive stock options, RSU Awards, and RSU MSPs with exercise (grant) prices ranging from $30.91 to $60.99. For the three months ended April 3, 2022, there were 511,896 anti-dilutive stock options, RSU Awards and RSU MSPs with exercise (grant) prices ranging from $31.52 to $60.99.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including the potential direct and indirect impacts of the COVID-19 pandemic on our business, the timing and potential outcome, if any, of the Board of Director's review of strategic alternatives, our ability to remediate the material weaknesses in our internal control over financial reporting, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the impacts of the COVID-19 pandemic on the global economy; any adverse changes in governmental policies or laws, including tax laws; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels, including our ability to prevent cost overruns and reduce costs;supply chain disruptions; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; increases in interest rates; our ability to successfully defend product liability actions; the outcome of litigation or claims made against us; the inability to identify or complete a strategic transaction; the current highly inflationary environment; volatility and distruptions in the capital markets; systemic pressures in the banking system, including potential distruptions in credit markets; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of the COVID-19 pandemic, rising inflation, increasing interest rates, increasing recessionary risks, natural disasters, military conflicts, including the conflict between Russia and Ukraine, terrorist attacks and other similar matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which is filed with the Securities and Exchange Commission (“SEC”) and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

The Company's Aerospace & Defense segment continues to experience lingering effects from the COVID-19 pandemic, primarily in our Commercial Aerospace end markets, and impacts from volatile foreign exchange rates and interest rates. Commercial Aerospace order rates improved in during the three months ended April 2, 2023 compared to the same period last year ending April 3, 2022, as demand for original equipment manufacturer (OEM) components and aftermarket services increased with air framer production rates and aircraft utilization. We currently expect that a recovery to pre-pandemic levels of demand will not occur until the end of 2024. Although our Defense business has been less impacted by the pandemic, we did experience a slowdown in government spending on spare parts as well as some delays on key programs which impacted our revenues in 2022. However, we expect a return to near term and long term growth in this end market driven by our positions on key U.S. defense programs, including the Joint Strike Fighter and Columbia class submarines, strong backlog, and new product introductions in close partnership with our customers. We continue to focus on increasing our global aftermarket and deploying value-based pricing across the segment, both of which we expect will contribute to growth and margin expansion.

The Company's Industrial reporting segment continues to experience the lingering effects of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and impacts driven by global energy inflation and volatile foreign exchange rates and interest rates. We exited 2022 with a strong backlog that positions the Industrial segment well for revenue growth in 2023 and beyond. We expect strong growth in our longer-cycle end markets, such as Commercial Marine and Downstream Oil & Gas, as we deliver on improved orders from 2022. Our General Industrial end market, which includes products that serve power generation, chemical processing, and other customers, is expected to experience moderate growth. We continue to focus on increasing our global aftermarket, deploying value-based pricing across the segment, and simplifying our organizational structure to drive growth and margin expansion.

In both reporting segments, the Company's results from operations were, and continue to be, adversely impacted by global supply chain constraints and rising inflation and interest rates. In 2022, we began to see supply chain recovery, however, constraints remain in procuring certain raw material, castings, and components, additional labor constraints due to challenging labor market as well as inflation on both material and logistics. These challenges continue to evolve in 2023, in particular with inflation levels, including energy inflation, reaching multi-decade highs, and the corresponding volatility in foreign exchange rates and interest rates. In order to mitigate the impact of these factors on our operations and financial position, we continue to implement actions across the Company including, but not limited to: list price increases and surcharges, structural cost out actions, changes in suppliers from which we procure material, and manufacturing productivity through the implementation of our CIRCOR Operating System and 80/20 operating strategies across the Company. In addition, continuing to attract and retain diverse and talented personnel, including the enhancement of our global sales, operations, product management and engineering organizations, remains an important part of our strategy during 2023.

Finally, we continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. government and other governments, along with any responses from Russia that could directly affect our supply chain, business partners or customers. Further tightening of sanctions or restrictions could cause us to be unable to complete contractual commitments to end customers, cause our end customers to fail to compensate us for previously ordered or delivered products, or cause funds or products to be subjected to legal holds. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2022 and 2021 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. Currently, we have a pending project in Russia that could result in an approximately $4.0 million reversal of unbilled and other receivable if tighter sanctions or restrictions prevented us from delivering the project and receiving payment. Additionally, the conflict between Russia and Ukraine has and continues to adversely impact demand in that region, increase energy costs related to our operations, and negatively impact material cost and availability.

Critical Accounting Estimates

The critical accounting policies used in preparation of our condensed consolidated financial statements for the three months ended April 2, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022.

Results of Operations

Three Months Ended April 2, 2023 Compared with Three Months Ended April 3, 2022

Consolidated Operations

	Three Months Ended
(in thousands)	April 2, 2023	April 3, 2022	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	$68,551	$63,370	$5,181	$6,372	$(1,191)
Industrial	134,546	122,285	12,261	17,779	(5,518)
Net revenues	$203,097	$185,655	$17,442	$24,151	$(6,709)

Net revenues for the three months ended April 2, 2023 were $203.1 million, an increase of $17.4 million, or 9%, as compared to the three months ended April 3, 2022, driven by increased volumes and improved pricing partially offset by unfavorable foreign currency fluctuations.

Segment Results

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
(in thousands, except percentages)	April 2, 2023	April 3, 2022
Net revenues
Aerospace & Defense	$68,551	$63,370
Industrial	134,546	122,285
Net revenues	$203,097	$185,655

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$14,714	$11,320
Industrial - Segment Operating Income	20,402	6,857
Corporate expenses	(6,743)	(7,770)
Subtotal	28,373	10,407
Restructuring (recoveries) charges, net	(216)	6,447
Special charges, net	1,700	2,556
Special and restructuring charges, net (1)	1,484	9,003
Restructuring related inventory charges	—	2,757
Acquisition amortization (2)	7,920	9,391
Acquisition depreciation (2)	1,053	1,045
Restructuring, impairment and other costs, net	8,973	13,193
Consolidated operating income	17,916	(11,789)
Interest expense, net	14,528	9,456
Other expense (income), net	214	(1,287)
Income (loss) before income taxes	$3,174	$(19,958)

Consolidated Operating Margin	8.8%	(6.3)%

(1) See Special and Restructuring Charges (Recoveries), Net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	April 2, 2023	April 3, 2022	Change
Net Revenues	$68,551	$63,370	$5,181
Segment Operating Income	$14,714	$11,320	$3,394
Segment Operating Margin	21.5%	17.9%
Segment Orders	$84,400	$77,890	$6,510

Aerospace & Defense segment net revenues increased by $5.2 million, or 8%, to $68.6 million for the three months ended April 2, 2023 as compared to the three months ended April 3, 2022. The increase was driven by increases in our Commercial business of 28% partially offset by a decrease in our Defense business of 5% and unfavorable foreign currency fluctuations of 2%.

Segment operating income increased $3.4 million, or 30% for the three months ended April 2, 2023 as compared to the three months ended April 3, 2022. The increase in operating income was primarily driven by higher volumes and improved pricing partially offset by unfavorable foreign currency fluctuation of 2%.

Segment operating margin increased from 17.9% for the three months ended April 3, 2022 to 21.5% for the three months ended April 2, 2023. The increased operating margin reflects the impact of improved pricing and a stronger mix of products.

We define orders as a legally binding agreement for the Company to provide goods at a determined price, on terms and conditions that are firm enough to assure payment by the customer. We use orders as a leading indicator of current business demand from customers for products and services, and believe the information is useful to investors for the same reason.

Aerospace & Defense segment orders increased $6.5 million, or 8%, for the three months ended April 2, 2023 as compared to the three months ended April 3, 2022, primarily driven by increases in our Commercial business of 26% and partially offset by a decrease in our Defense business of 8% and unfavorable currency fluctuations of 3%.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	April 2, 2023	April 3, 2022	Change
Net Revenues	$134,546	$122,285	$12,261
Segment Operating Income	$20,402	$6,857	$13,545
Segment Operating Margin	15.2%	5.6%
Segment Orders	$157,705	$143,727	$13,978

Industrial segment net revenue increased $12.3 million, or 10% for the three months ended April 2, 2023 as compared to the three months ended April 3, 2022. The increase was driven by increases in both the Pumps and Valves businesses of 18% and 4%, respectively, partially offset by unfavorable foreign currency fluctuations of 5%.

Segment operating income increased $13.5 million, or 198%, for the three months ended April 2, 2023 as compared to the three months ended April 3, 2022. The increase was primarily driven by improved pricing and the reduction in losses driven by the Pipeline Engineering business partially offset by unfavorable foreign currency fluctuation of 14%.

Industrial segment operating margin increased to 15.2% in the three months ended April 2, 2023 from 5.6% for the three months ended April 3, 2022. The improved margin was primarily driven by improved pricing and the reduction in losses driven by exit of the Pipeline Engineering business in 2022, partially offset by unfavorable foreign currency fluctuations.

Industrial segment orders increased $14.0 million, or 10%, for the three months ended April 2, 2023 as compared to the three months ended April 3, 2022. The increase in orders was driven by increases in both Pumps and Valves businesses of 5% and 30%, respectively.

Corporate Expenses

Corporate expenses were $6.7 million for the three months ended April 2, 2023 compared to $7.8 million for the three months ended April 3, 2022, primarily driven by lower compensation and benefit costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended April 2, 2023 the Company incurred special and restructuring recoveries, net, of $1.5 million compared to net charges of $9.0 million during the three months ended April 3, 2022. These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring (recoveries) charges net”. These recoveries and charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended April 2, 2023 and April 3, 2022, the Company recorded amortization expense of $7.9 million and $9.4 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or in selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended April 2, 2023 and April 3, 2022, the Company recorded depreciation expense of $1.1 million and $1.0 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During the three months ended April 2, 2023 and April 3, 2022, the Company recorded interest expense, net of $14.5 million and $9.5 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other Expense (Income), net

During the three months ended April 2, 2023, the Company recorded other expense, net of $0.2 million, as compared to other income, net of $1.3 million for the three months ended April 3, 2022. The year-over-year decrease in other income, net is primarily driven by increased pension interest cost.

Provision for Income Taxes

The table below outlines the change in effective tax rate for the three months ended April 2, 2023 and April 3, 2022 (in thousands, except percentages).

	Three Months Ended
	April 2, 2023	April 3, 2022
Income (loss) before income taxes	$3,174	$(19,958)
Effective tax rate	112.8%	(7.6)%
Provision for income taxes	$3,581	$1,523

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

The effective tax rate for the three months ended April 2, 2023, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and the earnings in foreign jurisdictions combined with unbenefited U.S. losses. The effective tax rate for the three months ended April 3, 2022, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. The Company has a full valuation allowance in the U.S. and Germany, and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, and debt service costs. We have adequate liquidity, with resources available for reinvesting in existing businesses and managing our capital structure on both a short- and long-term basis.

The following table summarizes our cash flow activities for the three month periods indicated (in thousands):

	April 2, 2023	April 3, 2022
Cash (used in) provided by:
Operating activities	$(13,926)	$(15,924)
Investing activities	(1,540)	(2,665)
Financing activities	2,225	20,554
Effect of exchange rate changes on cash, cash equivalents and restricted cash	537	(712)
(Decrease) increase in cash, cash equivalents and restricted cash	$(12,704)	$1,253

During the three months ended April 2, 2023, cash used in operations was $13.9 million compared to cash used in operations of $15.9 million during the prior corresponding period. The $2.0 million decrease in cash used in operating activities was primarily due to a lower net loss in the period partially offset by a reduction in accounts payable and other accrued liabilities.

During the three months ended April 2, 2023, cash used in investing activities was $1.5 million compared to $2.7 million of cash used in investing activities in the prior corresponding period. The $1.1 million period-over-period decrease in cash used in investing activities was primarily driven by higher purchased assets offset by the deposit liability under the SDF discussed in Note 2.

During the three months ended April 2, 2023, cash generated by financing activities was $2.2 million as compared to $20.6 million during the prior corresponding period. The $18.3 million period-over-period decrease in cash provided by financing activities is a result of a significant decrease in the Company's long-term debt balance primarily due to sale-leaseback proceeds received in 2022.

As of April 2, 2023, total debt (including current portion and other short-term borrowings) was $500.0 million compared to $496.5 million as of December 31, 2022. Total debt is net of unamortized term loan debt issuance costs of $19.6 million and $20.4 million at April 2, 2023 and December 31, 2022, respectively. Total debt as a percentage of total shareholders’ equity was 310% as of April 2, 2023 compared to 312% as of December 31, 2022.

We entered into a secured credit agreement, dated as of December 20, 2021 (“Credit Agreement”), which provides for a $100.0 million revolving line of credit with a five year maturity and a $530.0 million term loan with a seven year maturity of which the term loan was funded in full at closing. This Credit Agreement replaced and terminated the Company's Credit Agreement, dated as of December 11, 2017, (“Prior Credit Agreement”) under which the Company had borrowings of $492.0 million on its term loan and $38.7 million on its revolving line of credit as of December 20, 2021. The Company amended its Credit Agreement with the First Amendment on April 8, 2022 and the Second Amendment on May 27, 2022. For further discussion of both amendments, see Note 8, Financing Arrangements.

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

As of April 2, 2023, we had gross borrowings of $489.6 million outstanding under our term loan, $30.0 million outstanding under our revolving credit facility and $32.0 million of outstanding letters of credit with available capacity to borrow an additional $44.2 million under the revolving credit facility, subject to the terms and conditions of that facility.

We were in compliance with all financial covenants related to our existing debt obligations at April 2, 2023 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from the date of issuance of the financial statements.

As of April 2, 2023, the Company's cash and cash equivalent balances, totaled $52.1 million. The majority of the Company’s cash and cash equivalent balances are held in foreign bank accounts. This compares to $64.3 million of cash and cash equivalents as of December 31, 2022, of which the majority was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our New Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

Based on our existing cash reserves, expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from the date of filing the quarterly financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In both reporting segments, the Company's performance continues to be adversely impacted by global supply chain constraints, rising inflation including global energy inflation, and volatility in foreign exchange rates and interest rates. In 2022, we began to see supply chain recovery, however constraints remain in procuring certain raw material, castings, and components, additional labor constraints due to a challenging labor market, and inflation on both material and logistics. These challenges continue to evolve in 2023, with inflation levels reaching multi-decade highs. In order to mitigate the impact of these factors on our operations and financial position, we continue to implement actions across the Company including, but not limited to: list price increases and surcharges, structural cost out actions, changes in suppliers from which we procure material, and manufacturing productivity through the implementation of our CIRCOR Operating System across the Company. Additionally, we continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. government and other governments along with any responses from Russia that could directly affect our supply chain, business partners or customers. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2022 and 2021 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. However, the conflict in Russia and Ukraine is likely to adversely impact demand in those regions, increase energy costs related to our operations, and negatively impact material cost and availability.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. For additional information regarding our foreign currency exchange rate risk refer to Note 8, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of April 2, 2023, the interest rate on the Company's term loan portion was 10.340%. In 2018, the Company entered into an interest rate swap to mitigate the inherent rate risk associated with our outstanding variable rate debt. This hedging instrument matured in April 2022 and the Company is currently unhedged against changes in interest rates. Refer to Financial Instruments in Note 8, Financing Arrangements, of the consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of April 2, 2023, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

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

The Company's management assessed the effectiveness of internal control over financial reporting as of April 2, 2023, based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of April 2, 2023, due to the material weaknesses discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its assessment, Management concluded that deficiencies existed as of April 2, 2023, as the Company did not maintain a sufficient number of finance, accounting and internal controls personnel across the organization to identify and prevent the misstatements.

This material weakness contributed to the following additional material weaknesses detailed below.
a.The Company did not maintain a sufficient level of centralized oversight over smaller reporting locations. Specifically, the Company did not adequately design and maintain procedures to validate the effectiveness of various control activities at reporting locations level designed to mitigate the risks of material misstatements within significant accounts of these smaller reporting locations. Also, the Company did not design and maintain effective controls over the preparation, review and approval of cash account reconciliations and did not obtain direct access to bank accounts at certain smaller reporting locations.

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

In addition, the Company determined it did not have effective IT general controls over certain IT applications supporting financial reporting. Governance of IT general controls includes a process to monitor performance of the controls within the IT control environment throughout the year. The material weakness was primarily related to an ineffective governance of IT general controls by the Company. Process-level automated controls and manual controls that were dependent upon the information derived from IT systems were also determined to be ineffective as a result of the IT general control deficiencies

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company has been actively addressing the identified material weaknesses. Actions have been taken to make progress towards remediating the material weaknesses. To date, the Company has established a governance process to monitor its progress towards remediating the material weaknesses. The Company has also identified finance resources necessary to strengthen its internal controls and has made progress in designing new centralized oversight controls to address the risk of material misstatements at its smaller reporting locations.

Further actions that are still in process include the following:

a.Hiring personnel or external resources to address the identified staffing needs within its finance organization necessary to enhance its internal control environment
b.Finalizing the design and implementation of newly designed controls within its finance functions to provide more direct and centralized oversight over smaller reporting locations, including controls over the Company's consolidation process, cash reconciliations and its treasury processes
c.Implementing additional controls at smaller reporting locations to address the risk of material misstatement specific to each location
d.Continue training on a regular basis related to internal control over financial reporting for finance, accounting and IT personnel
e.Enhancing the design, timing and review controls of IT general controls
f.Implementing additional governance and monitoring controls by management over the execution and timeliness of the Company's IT general controls

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
There have been no material changes in the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, as filed with the Securities and Exchange Commission on May 11, 2023, formatted in inline XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of April 2, 2023 and December 31, 2022
	(ii)	Condensed Consolidated Statements of Operations for the Three Months Ended April 2, 2023 and April 3, 2022
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended April 2, 2023 and April 3, 2022
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months ended April 2, 2023 and April 3, 2022
	(v)	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended April 2, 2023 and April 3, 2022
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

May 11, 2023	/s/ Tony Najjar
Tony Najjar
President and Chief Executive Officer
Principal Executive Officer

May 11, 2023	/s/ Arjun Sharma
Arjun Sharma
Chief Financial Officer and Senior Vice President, Business Development
Principal Financial Officer

May 11, 2023	/s/ Joseph C. Losak, II
Joseph C. Losak, II
Vice President and Corporate Controller
Principal Accounting Officer