Form 10-Q
period 2023-07-02
CIRCOR INTERNATIONAL INC
filed 2023-08-10
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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

As of August 7, 2023, there were 20,391,768 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	July 2, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,637	$64,275
Trade accounts receivable, net	112,763	109,754
Inventories	166,955	139,786
Prepaid expenses and other current assets	124,379	117,766
Total Current Assets	462,734	431,581
PROPERTY, PLANT AND EQUIPMENT, NET	141,540	141,141
OTHER ASSETS:
Goodwill	119,739	119,847
Intangibles, net	241,131	256,338
Lease right-of-use assets, net	41,005	42,491
Deferred income taxes	508	512
Other assets	20,089	20,777
TOTAL ASSETS	$1,026,746	$1,012,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,872	$78,778
Accrued expenses and other current liabilities	96,971	84,510
Accrued compensation and benefits	28,413	30,817
Total Current Liabilities	202,256	194,105
LONG-TERM DEBT	510,851	496,534
DEFERRED INCOME TAXES	18,305	18,238
PENSION LIABILITY, NET	87,445	85,968
LONG-TERM LEASE LIABILITIES	37,011	38,480
OTHER NON-CURRENT LIABILITIES	17,830	20,316
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at July 2, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,764,256 and 21,736,911 issued at July 2, 2023 and December 31, 2022, respectively	218	218
Additional paid-in capital	457,952	456,102
Accumulated deficit	(187,671)	(178,693)
Common treasury stock, at cost (1,372,488 shares at July 2, 2023 and December 31, 2022)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(42,979)	(44,109)
Total Shareholders’ Equity	153,048	159,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,026,746	$1,012,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net revenues	$208,809	$191,376	$411,906	$377,031
Cost of revenues	140,224	133,171	269,255	263,543
Gross profit	68,585	58,205	142,651	113,488
Selling, general and administrative expenses	53,846	52,057	108,511	110,127
Special and restructuring charges (recoveries), net	5,195	(5,730)	6,680	3,272
Operating income	9,544	11,878	27,460	89
Other expense (income):
Interest expense, net	14,957	10,203	29,485	19,659
Other (income), net	(1,130)	(1,638)	(916)	(2,924)
Total other expense, net	13,827	8,565	28,569	16,735
(Loss) income before income taxes	(4,283)	3,313	(1,109)	(16,646)
Provision for (benefit from) income taxes	4,288	(647)	7,869	875
Net (Loss) income	$(8,571)	$3,960	$(8,978)	$(17,521)

Basic (loss) income per common share:
Net (loss) income per share	$(0.42)	$0.19	$(0.44)	$(0.86)
Diluted (loss) income per common share:
Diluted (loss) income per common share	$(0.42)	$0.19	$(0.44)	$(0.86)
Weighted-average common shares
Basic	20,392	20,361	20,380	20,336
Diluted	20,392	20,428	20,380	20,336
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net (Loss) income	$(8,571)	$3,960	$(8,978)	$(17,521)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(837)	(8,375)	1,228	(11,450)
Interest rate swap adjustments (1)	—	(2,381)	—	(688)
Pension adjustment	(49)	46	(98)	97
Other comprehensive (loss) income, net of tax	(886)	(10,710)	1,130	(12,041)
COMPREHENSIVE (LOSS)	$(9,457)	$(6,750)	$(7,848)	$(29,562)

(1) Net of an income tax effect of $0.0 million and $2.5 million for the three months ended July 2, 2023 and July 3, 2022, respectively, and $0.0 million and $2.5 million for the six months ended July 2, 2023 and July 3, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
OPERATING ACTIVITIES	July 2, 2023	July 3, 2022
Net loss	$(8,978)	$(17,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,769	10,056
Amortization	15,941	18,580
Change in provision for bad debt expense	(403)	(221)
Write down of inventory	1,938	1,181
Compensation expense for share-based plans	2,323	375
Loss on debt extinguishment	—	4,977
Amortization of debt issuance costs	1,951	1,649
(Gain) on sale of real estate	—	(22,008)
Other impairment charges	—	8,011
Loss on deconsolidation charges	—	4,675
Changes in operating assets and liabilities:
Trade accounts receivable	266	3,283
Inventories	(28,112)	(20,548)
Prepaid expenses and other assets	(7,552)	(16,947)
Accounts payable, accrued expenses and other liabilities	1,036	4,941
Net cash used in operating activities	(11,821)	(19,517)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,054)	(9,133)
Proceeds from the sale of property, plant and equipment	39	80
Proceeds from sale of real estate	—	26,433
Supplier funding (Note 2)	3,386	—
Proceeds from beneficial interest of factored receivables	2,197	2,336
Net cash (used in) provided by investing activities	(5,432)	19,716
FINANCING ACTIVITIES
Proceeds from long-term debt	100,050	124,016
Payments of long-term debt	(87,400)	(105,616)
Net change in short-term borrowings	—	(1,573)
Withholding tax payments on net share settlements on equity awards	(472)	(1,187)
Payment of debt issuance costs	—	(16,701)
Net cash provided by (used in) financing activities	12,178	(1,061)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	487	(3,848)
(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,588)	(4,710)
Cash, cash equivalents, and restricted cash at beginning of period	66,724	61,374
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$62,136	$56,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	20,364	$218	$456,102	$(178,693)	$(44,109)	$(74,472)	$159,046
Net loss	—	—	—	(407)	—	—	(407)
Other comprehensive income, net of tax	—	—	—	—	2,016	—	2,016
Conversion of restricted stock units	26	—	(450)	—	—	—	(450)
Share-based plan compensation	—	—	1,033	—	—	—	1,033
Balance as of April 2, 2023	20,390	$218	$456,685	$(179,100)	$(42,093)	$(74,472)	$161,238

Net loss	—	—	—	(8,571)	—	—	(8,571)
Other comprehensive (loss), net of tax	—	—	—	—	(886)	—	(886)
Stock options exercised	—	—	—	—	—	—	—
Conversion of restricted stock units	2	—	(23)	—	—	—	(23)
Share-based plan compensation	—	—	1,290	—	—	—	1,290
Balance as of July 2, 2023	20,392	$218	$457,952	$(187,671)	$(42,979)	$(74,472)	$153,048

Balance as of December 31, 2021	20,261	$217	$454,852	$(198,081)	$(48,800)	$(74,472)	$133,716
Net loss	—	—	—	(21,481)	—	—	(21,481)
Other comprehensive (loss), net of tax	—	—	—	—	(1,331)	—	(1,331)
Conversion of restricted stock units	50	—	(499)	—	—	—	(499)
Share-based plan compensation	—	—	(84)	—	—	—	(84)
Balance as of April 3, 2022	20,311	$217	$454,269	$(219,562)	$(50,131)	$(74,472)	$110,321

Net income	—	—	—	3,960	—	—	3,960
Other comprehensive (loss), net of tax	—	—	—	—	(10,710)	—	(10,710)
Conversion of restricted stock units	41	—	(367)	—	—	—	(367)
Share-based plan compensation	—	—	459	—	—	—	459
Balance as of July 3, 2022	20,352	$217	$454,361	$(215,602)	$(60,841)	$(74,472)	$103,663

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

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three and six months ended July 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

Unless otherwise indicated, all financial information and statistical data included in these notes to the Company's condensed consolidated financial statements relate to its continuing operations, with dollar amounts expressed in thousands (except share and per-share data).

Proposed Merger with Cube BidCo, Inc.

On June 5, 2023, the Company entered into an Agreement and Plan of Merger as amended on June 26, 2023 by Amendment No. 1, as further amended on June 29, 2023 by Amendment No. 2, and as may be further amended, modified or supplemented from time to time, the “Merger Agreement”), by and among CIRCOR, Cube BidCo, Inc. (“Parent”), and Cube Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of conditions set forth therein, Merger Sub will merge with and into the Company, and the separate corporate existence of Merger Sub will thereupon cease, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”) in accordance with the General Corporation Law of the State of Delaware. Parent and Merger Sub are affiliates of investment funds managed by Kohlberg Kravis & Roberts & Co. L.P., a global investment firm.

If the Merger is completed, each share of Company common stock, par value $0.01 per share, will be converted into the right to receive (x) an amount in cash equal to $56.00 and (y) solely in the event the consummation of the Merger occurs after November 1, 2023, an amount in cash equal to the product of (x) (A) $1.00 divided by (B) 61 and multiplied by (y) the number of calendar days elapsed during the period commencing on, and including, November 1, 2023, and ending on, and including, the earlier of December 31, 2023 and the closing date of the Merger, in each case, without interest thereon, less any applicable withholding taxes.

The Merger Agreement contains customary representations and covenants that the Company must observe, including certain interim operating covenants that may restrict the Company's operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of the Company's compensation arrangements will be triggered at the closing of the Merger. In addition, the Merger Agreement also contains certain termination rights that may require the Company to pay Parent a $42,750,000 termination fee under certain circumstances. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, and the amendments thereto copies of which are incorporated by reference as exhibits to this Quarterly Report on Form 10-Q.

The Merger is presently expected to close not later than the fourth quarter of calendar year 2023, subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (ii) the requisite shareholder approval being received. The 30-day waiting period imposed by the HSR Act in connection with the Merger expired on July 20, 2023, without action by the Federal Trade Commission. The expiration of the HSR Act waiting period satisfies one of the conditions to the closing of the transaction The Company cannot predict with certainty, however, whether or when all the requiring closing conditions will be satisfied or if the Merger will close at all.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended July 2, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report.

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

During the fourth quarter of 2022, the Company signed a supplier funding agreement with a customer. Under the terms of the agreement, the Company will receive funding up to $6.7 million in agreed milestones and in exchange for the funding received, the Company is required to purchase specified equipment to support manufacturing capacity and prioritize delivery of certain pump components.

During the three and six months ended July 2, 2023, the Company received milestone payments totaling $1.0 million and $3.4 million, respectively. For the six months ended July 2, 2023 the Company purchased $1.8 million in equipment and machinery. The Company recorded the milestone payment as a reduction of the cost basis of the purchased equipment, with the $1.6 million funds remaining uncommitted and recorded as a deposit liability within "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet as of July 2, 2023.

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

As of July 2, 2023, the Company had $246.2 million of transaction price related to remaining performance obligations which, is invoiced and paid in accordance with terms of contractual agreements. The Company expects to recognize approximately 43% of its remaining performance obligations as revenue during the remainder of 2023, 45% in 2024, and the remaining 12% in 2025 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in the subsequent periods, the Company assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period. Revenue recognized during the six months ended July 2, 2023 that was included in contract liabilities at the beginning of the period amounted to $19.1 million.

Disaggregation of Revenue

The following tables present revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Aerospace & Defense Segment
Commercial Aerospace & Other	$40,058	$28,821	$72,316	$54,034
Defense	33,470	38,450	69,763	76,607
Total	73,528	67,271	142,079	130,641
Industrial Segment
Valves	43,071	41,435	87,029	86,911
Pumps	92,210	82,670	182,798	159,479
Total	135,281	124,105	269,827	246,390
Net Revenues	$208,809	$191,376	$411,906	$377,031

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Aerospace & Defense Segment
EMEA	$21,813	$15,801	$39,739	$30,010
North America	42,918	46,963	88,082	92,160
Other	8,797	4,507	14,258	8,471
Total	73,528	67,271	142,079	130,641
Industrial Segment
EMEA	51,462	51,216	111,103	105,858
North America	48,071	42,555	90,381	83,392
Other	35,748	30,334	68,343	57,140
Total	135,281	124,105	269,827	246,390
Net Revenues	$208,809	$191,376	$411,906	$377,031

Contract Balances

The Company’s contract assets and contract liabilities balances as of July 2, 2023 and December 31, 2022 are as follows (in thousands):

	July 2, 2023	December 31, 2022	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$95,319	$98,406	$(3,087)
Recorded within other assets	6,856	7,677	(821)
	$102,175	$106,083	$(3,908)

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$42,861	$36,871	$5,990
Recorded within other non-current liabilities	2,699	5,149	(2,450)
	$45,560	$42,020	$3,540

Contract assets decreased by $3.9 million during the six months ended July 2, 2023, primarily due to the reversal of $5.4 million of contract asset related to the Russian customer, as further discussed below. Excluding this reversal, the contract asset balance increased by $1.5 million primarily due to revenue recognized in excess of invoicing within the Defense business.

Contract liabilities increased by $3.5 million during the six months ended July 2, 2023, primarily due to customer advances received in excess of revenue recognized in the Industrial Pumps and Valves and Refinery Valves businesses, partially offset by recognition of revenue against customer advances within the Defense business.

Revenue on over time contracts is recognized as the Company, in accordance with the terms of the applicable contract, transfers control in the underlying products or services to the customer, which occurs as it incurs costs on its contracts under the cost-to-cost measure of progress. Revenue on over time contracts may be recognized before or after payments, advances or progress billings from customers are received. The recognition of revenue on over time contracts before the Company can invoice the customer may result in contract assets. Receipt of progress billings or advances from customers in advance of recognizing revenue can result in contract liabilities. The contract assets and contract liabilities amounts presented above are determined at the contract level unit of account. At the contract level, the Company determines whether the contract is in a net contract asset or net contract liability position.

Contract assets are generally classified between current (one year or less) and non-current (more than one year) based on factors such as when payments are due. Contract liabilities are generally classified as current or non-current based on factors such as the expected timing of performance obligation satisfaction.

The Company had previously recognized $5.4 million in revenue and $3.5 million in related costs of revenues cumulatively over the period of 2019 through 2022 as part of a contract with a Russian customer within its Industrial segment. During the second quarter of 2023, the U.S. government imposed additional sanctions on exports to Russia prohibiting the delivery of the equipment under this contract. As as result, during the three months ended July 2, 2023, the Company concluded that it is unable to satisfy its performance obligation under the contract, and has reversed the $5.4 million revenue and the related contract assets recognized previously.

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, historical experience, expectation of changes in risk of loss and any specific customer collection issues that have been identified. During the six months ended July 2, 2023, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries. During the six months ended July 2, 2022, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries other than charges in the amount of $1.0 million for the Pipeline Engineering business as described further in Note 4, Special and Restructuring Charges (Recoveries), net.

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

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three and six months ended July 2, 2023 and July 3, 2022 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Special charges (recoveries), net	$5,242	$(10,425)	$6,943	$(7,870)
Restructuring (recoveries) charges, net	(47)	4,695	(263)	11,142
Total special and restructuring charges (recoveries), net	$5,195	$(5,730)	$6,680	$3,272

Special charges (recoveries), net

The table below details the special charges (recoveries), net, recognized for the three and six months ended July 2, 2023 and July 3, 2022 (in thousands):

	Special charges, net
	Three Months Ended July 2, 2023
	Aerospace & Defense	Industrial	Corporate	Total
Strategic alternatives evaluation	$—	$—	$4,257	$4,257
Other special charges, net	—	577	408	985
Total special charges, net	$—	$577	$4,665	$5,242

	Special charges, net
	Six Months Ended July 2, 2023
	Aerospace & Defense	Industrial	Corporate	Total
Strategic alternatives evaluation	$—	$—	$5,506	$5,506
Other special charges	—	962	475	1,437
Total special charges, net	$—	$962	$5,981	$6,943

Strategic alternative evaluations costs: During the three and six months ended July 2, 2023, the Company recognized special charges of $4.3 million and $5.5 million, respectively, related to the evaluation of strategic alternatives for the Company.

Other special charges: During the three and six months ended July 2, 2023, the special charges, net, includes a $0.4 million charge at Corporate, of which, $0.3 million relates to severance related expenses and $0.6 million charge at Industrial related to the write-off of a receivable with a customer in Russia, in connection with the additional sanctions imposed by the U.S. government on exports to Russia.

	Special (recoveries) charges, net
	Three Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation and restatement costs	$—	$—	$5,022	$5,022
Gain on real estate sales	—	(22,008)	—	(22,008)
Strategic alternatives evaluation	—	—	945	945
Debt amendment charges	—	—	4,977	4,977
Other special charges (recoveries), net	—	829	(190)	639
Total special (recoveries) charges, net	$—	$(21,179)	$10,754	$(10,425)

	Special (recoveries) charges, net
	Six Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Pipeline Engineering investigation and restatement costs	$—	$—	$6,363	$6,363
Gain on real estate sales	—	(22,008)	—	(22,008)
Strategic alternatives evaluation	—	—	945	945
Debt amendment charges	—	—	4,977	4,977
Other special charges	—	965	888	1,853
Total special charges, net	$—	$(21,043)	$13,173	$(7,870)

Pipeline Engineering investigation and restatement costs: During the three and six months ended July 3, 2022, the Company recognized special charges, net of $5.0 million and $6.4 million, respectively, related to the investigation into accounting irregularities at the Company's Pipeline Engineering businesses and incremental professional services charges incurred due to the restatement.

Gain on real estate sales: During the three and six months ended July 3, 2022, the Company recognized a gain of $22.0 million on the sale of real estate within the Industrial segment located at Walden, New York and Tampa, Florida. The Company recognized a gain of $6.4 million and $15.6 million on each building, respectively. On April 8, 2022, the Company entered into a five-year operating lease on the Tampa facility, at the market rate of buildings of similar size and location, with a five-year option to renew. The Company recorded an initial $9.3 million of operating right of use asset and lease liability.

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

Restructuring charges (recoveries), net

The tables below detail the charges associated with restructuring actions recorded for the three and six months July 2, 2023 and July 3, 2022. Accruals associated with the restructuring actions are recorded within "Accrued expenses and other current liabilities" on the condensed consolidated balance sheets (in thousands):

	Restructuring recoveries, net
	Three Months Ended July 2, 2023
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related recoveries, net	$—	$(47)	$—	$(47)
Total restructuring recoveries, net	$—	$(47)	$—	$(47)

	Restructuring recoveries, net
	Six Months Ended July 2, 2023
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related recoveries, net	$3	$(266)	$—	$(263)
Total restructuring recoveries, net	$3	$(266)	$—	$(263)

Accrued restructuring charges as of December 31, 2022				$837
Charges paid/settled, written-off, net				(715)
Accrued restructuring charges as of July 2, 2023				$122

The Company recorded a restructuring recovery of $0.3 million during the six months ended July 2, 2023, of which, $0.2 million relates to the termination of a leased building of the former Pipeline Engineering business within Industrial.

	Restructuring charges (recoveries), net
	Three Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges (recoveries), net	$3	$4,650	$—	$4,653
Employee related charges (recoveries), net	15	(6)	33	42
Total restructuring charges (recoveries), net	$18	$4,644	$33	$4,695

	Restructuring charges (recoveries), net
	Six Months Ended July 3, 2022
	Aerospace & Defense	Industrial	Corporate	Total
Facility and other related charges (recoveries), net	$3	$10,082	$—	$10,085
Employee related expenses, net	15	715	327	1,057
Total restructuring charges (recoveries), net	$18	$10,797	$327	$11,142

Accrued restructuring charges as of December 31, 2021				$1,839
Total charges, net (shown above)				11,142
Charges paid/settled, written-off, net				(12,041)
Accrued restructuring charges as of July 3, 2022				$940

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

During the six months ended July 3, 2022, the Company recorded $0.3 million of employee related charges, not associated with the exit of the Pipeline Engineering business

(5) Inventories

Inventories consisted of the following as of July 2, 2023 and December 31, 2022 (in thousands):

	July 2, 2023	December 31, 2022
Raw materials	$70,701	$59,431
Work in process	76,724	63,846
Finished goods	19,530	16,509
Total inventories	$166,955	$139,786

(6) Goodwill and Intangibles, Net

The following table shows the movement in goodwill by segment from December 31, 2022 to July 2, 2023 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2022	$57,381	$62,466	$119,847
Currency translation adjustments	27	(135)	(108)
Goodwill as of July 2, 2023	$57,408	$62,331	$119,739

The Company performs an impairment assessment for goodwill at the reporting-unit level and for its indefinite-life intangible assets on an annual basis during the fourth quarter, or more frequently if circumstances warrant. At July 2, 2023, the Company determined there were no indicators of impairment requiring interim assessment.

The table below presents gross intangible assets and the related accumulated amortization as of July 2, 2023 (in thousands):

	July 2, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	285,305	(161,171)	124,134
Acquired technology	132,243	(87,600)	44,643
Total Amortized Intangibles	$422,916	$(254,139)	$168,777

Non-amortized intangibles (trademarks and trade names)	$72,354	$—	$72,354

Net carrying value of intangible assets			$241,131

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	285,910	(151,258)	134,652
Acquired technology	132,601	(82,898)	49,703
Total Amortized Intangibles	$423,879	$(239,524)	$184,355

Non-amortized intangibles (trademarks and trade names)	$71,983	$—	$71,983

Net carrying value of intangible assets			$256,338

Amortization of intangible assets was $15.9 million and $18.6 million for the six months ended July 2, 2023 and July 3, 2022, respectively.

The table below presents estimated remaining annual amortization expense for intangible assets recorded as of July 2, 2023 (in thousands):

	2023	2024	2025	2026	2027	After 2027
Estimated amortization expense	$15,163	$27,553	$24,053	$20,919	$16,743	$64,346

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

The following tables present certain reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net revenues
Aerospace & Defense	$73,528	$67,271	$142,079	$130,641
Industrial	135,281	124,105	269,827	246,390
Net revenues	$208,809	$191,376	$411,906	$377,031
Results from operations before income taxes
Aerospace & Defense - Segment Operating Income	$15,239	$13,566	$29,954	$24,886
Industrial - Segment Operating Income	15,626	8,484	36,029	15,341
Corporate expenses	(7,157)	(5,485)	(13,901)	(13,255)
Subtotal	23,708	16,565	52,082	26,972
Special charges (recoveries), net	5,242	(10,425)	6,943	(7,870)
Restructuring (recoveries) charges, net	(47)	4,695	(263)	11,142
Special and restructuring charges, net	5,195	(5,730)	6,680	3,272
Restructuring related inventory charges	—	—	—	2,757
Acquisition amortization	8,010	9,178	15,930	18,569
Acquisition depreciation	959	1,239	2,012	2,285
Restructuring, impairment and other costs, net	8,969	10,417	17,942	23,611
Consolidated operating income	9,544	11,878	27,460	89
Interest expense, net	14,957	10,203	29,485	19,659
Other income, net	(1,130)	(1,638)	(916)	(2,924)
(Loss) income before income taxes	$(4,283)	$3,313	$(1,109)	$(16,646)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Capital expenditures
Aerospace & Defense	$1,247	$1,581	$2,425	$2,867
Industrial	4,711	3,597	8,658	5,260
Corporate	684	851	853	1,203
Consolidated capital expenditures	$6,642	$6,029	$11,936	$9,330

Depreciation and amortization
Aerospace & Defense	$2,235	$2,737	$4,477	$5,258
Industrial	10,605	11,340	20,782	23,046
Corporate	232	162	451	332
Consolidated depreciation and amortization	$13,072	$14,239	$25,710	$28,636

Identifiable assets	July 2, 2023	December 31, 2022
Aerospace & Defense	$580,715	$557,018
Industrial	1,268,602	1,261,996
Corporate	(822,571)	(806,327)
Consolidated identifiable assets	$1,026,746	$1,012,687

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

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short-term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of July 2, 2023, the estimated fair value of the Company's gross debt (before netting debt issuance costs) was $532.6 million, compared to carrying cost of $529.6 million. At December 31, 2022, the estimated fair value of the Company’s gross debt (before netting debt issuance costs) was $502.7 million, compared to carrying cost of $516.9 million. The Company’s outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of July 2, 2023 and December 31, 2022, the Company had restricted cash balances of $3.5 million and $2.4 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain 90% of the purchase price upfront, net of applicable discount fee, and obtain the residual amount as the receivables are collected. During the three and six months ended July 2, 2023, the Company sold a total of $11.1 million and $22.1 million, respectively, of receivables under the program, receiving $9.9 million and $19.8 million, respectively, in upfront cash. During the three and six months ended July 3, 2022, the Company sold a total of $11.3 million and $25.3 million, respectively, of receivables under the program, receiving $10.1 million and $22.8 million, respectively in upfront cash. At July 2, 2023 and July 3, 2022, a beneficial interest balance of $1.1 million and $1.1 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet, respectively.

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

The amount of gains (loss) recognized in other comprehensive income (loss), net of tax (“OCI”) and reclassified from accumulated other comprehensive loss (“AOCI”) to earnings are summarized below (in thousands):

	Six Months Ended	Six Months Ended
	July 2, 2023	July 2, 2022
Amount of (loss) recognized in OCI	$—	$(10)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net of tax)	$—	$(1,849)

Interest expense, net (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $0.6 million and $7.5 million for the three and six months ended July 3, 2022, respectively.

Debt

As of July 2, 2023, total debt (including short-term borrowings and current portion of long-term debt) was $510.9 million compared to $496.5 million as of December 31, 2022. Total debt is net of unamortized term loan debt issuance costs of $18.7 million and $20.4 million at July 2, 2023 and December 31, 2022, respectively. The Company made interest payments of $28.0 million and $18.4 million during the six months ended July 2, 2023, and July 3, 2022, respectively.

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

In June 2023, the Company entered into Amendment No. 3 to the Credit Agreement (the "Third Amendment"). The Third Amendment made certain changes to the Credit Agreement, including, adjusting the reference rate for borrowings from the London interbank offered rate ("LIBOR") with the term secured overnight financing rate ("Term SOFR") for all SOFR borrowings subject to a 0.0% floor. The Company elected the practical expedient under ASC No. 2020-04, Reference Rate Reform (Topic 848), in connection with amending its credit agreement to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under GAAP. In connection with the execution of the Third Amendment, the Company paid approximately $0.1 million in customary attorney fees.

Prior to Amendments No.1 and No. 2, the Company had $12.6 million of unamortized debt discount and debt issuance costs associated with its term loan and $1.5 million unamortized deferred financing fees associated with its revolver as of April 3, 2022. Per Amendments No. 1 and No. 2, the Company incurred an additional $15.5 million of debt discount and issuance costs associated with the term loan and $1.2 million of fees associated with the revolver. The Company evaluated the accounting for this transaction under ASC 470 to determine modification versus extinguishment accounting on a creditor-by-creditor basis. During the second quarter of 2022, the Company accounted for a combination of old and new debt discount and issuance costs totaling $23.1 million as a modification (recorded as a debt discount and issuance costs on the consolidated balance sheet) and accounted for $5.0 million as a debt extinguishment (included in special charges on the consolidated statements of operations). For the revolving credit facility, $1.2 million was rolled into the existing Credit Agreement (included in other assets) during the second quarter of 2022 based on the borrowing capacity with the underlying banks. With respect to Amendment No. 3, these de minimis attorney fees were expensed.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of July 2, 2023.

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

The following table sets forth information related to product warranty reserves for the six months ended July 2, 2023 and July 3, 2022 (in thousands):

	Six Months Ended
	July 2, 2023	July 3, 2022
Balance beginning	$2,521	$2,740
Provisions	1,705	835
Claims settled	(1,112)	(1,043)
Currency translation adjustment	14	(102)
Balance ending	$3,128	$2,430

Warranty obligations are recorded within "Accrued expenses and other current liabilities" on the condensed consolidated balance sheets.

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

During the second quarter of 2021, the Company was notified of a contract termination by one of its Industrial segment customers. The basis for termination is under dispute and the ultimate outcome of this matter is uncertain. During the fourth quarter of 2021, the Company recorded a full allowance against the outstanding receivables resulting in a charge of $6.3 million. The Company also has outstanding guarantees of its performance under the contract in the aggregate amount of $3.4 million. Further, the Company is exposed to claims from sub-contractors for contract termination. During the fourth quarter of 2022, a settlement agreement was reached for $4.5 million which was paid by the Company during the first half of 2023.

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at July 2, 2023 was $30.1 million of which $20.0 million was syndicated under the Credit Agreement. This compares with aggregate notional value of $32.4 million of which $24.4 million was syndicated under the Credit Agreement as of December 31, 2022. These instruments generally have expiration dates ranging from less than one month to five years from July 2, 2023.

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Pension Benefits - U.S. Plans
Interest cost	$1,917	$1,000	$3,834	$2,000
Expected return on plan assets	(2,104)	(2,150)	(4,208)	(4,300)
Amortization	36	48	72	96
Net periodic benefit income	$(151)	$(1,102)	$(302)	$(2,204)

Pension Benefits - Non-U.S. Plans
Service cost	$326	$587	$649	$1,208
Interest cost	842	344	1,671	710
Expected return on plan assets	(189)	(190)	(373)	(393)
Amortization	(345)	—	(685)	—
Net periodic benefit cost	$634	$741	$1,262	$1,525

Other Post-Retirement Benefits
Service cost	$1	$1	$2	$2
Interest cost	84	53	168	106
Net actuarial (gain) loss	(85)	—	(170)	—
Net periodic benefit cost	$—	$54	$—	$108

The periodic benefit service costs are included in both costs of revenues, and in selling, general, and administrative expenses, while the remaining net periodic benefit costs are included in other expense (income), net in the condensed consolidated statements of operations for the three and six months ended July 2, 2023 and July 3, 2022.

The Company did not make any employer contributions to the Company’s U.S. or non-U.S. based defined benefit pension plans during the three and six months ended July 2, 2023 and July 3, 2022.

(12) Income Taxes

The provision for income taxes to income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Income (loss) before income taxes	$(4,283)	$3,313	$(1,109)	$(16,646)
Effective tax rate	(100.1)%	(19.5)%	(709.6)%	(5.3)%
Provision for income taxes	$4,288	$(647)	$7,869	$875

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

The effective tax rate for the three months ended July 2, 2023, differed from the U.S. federal statutory rate of 21% primarily due to unbenefited U.S. losses, adjustments to the domestic and foreign valuation allowances, and the earnings in foreign jurisdictions. The effective tax rate for the three months ended July 3, 2022, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and the expiration of the Company's interest rate swap which resulted in a $2.5 million tax benefit. The Company has a full valuation allowance in the U.S. and Germany and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of July 2, 2023 and December 31, 2022, the Company had $1.4 million and $1.5 million, respectively, of unrecognized tax benefits including penalties and interest, all of which would affect the Company's effective tax rate if recognized in any future period.

(13) Share-Based Compensation

As of July 2, 2023, the Company had 26,184 stock options, 517,882 Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plan Awards (“RSU MSPs”) outstanding. The Company's 2019 Stock Option and Incentive Plan (the “2019 Plan”) authorizes the issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 1,052,942 shares available for grant as of July 2, 2023.

During the six months ended July 2, 2023 and July 3, 2022, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 13, Share-Based Compensation to the consolidated financial statements included in the 2022 Annual Report.

During the six months ended July 2, 2023 and July 3, 2022, the Company granted 211,491 and 1,009 RSU Awards with approximate fair values of $31.90 and $26.60 per RSU Award, respectively. Due to the delay in filing of the 2021 Annual Report, the grant of annual equity awards in 2022, which typically takes place during the first quarter of each fiscal year, was postponed until August 2022. During the six months ended July 2, 2023, the Company granted 46,078 performance-based RSU Awards, compared to 0 performance-based RSU Awards granted during the six months ended July 3, 2022. The performance-based RSU Awards granted in 2023 include a market condition based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three-year performance period. The target payout range for these performance-based awards is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. These performance-based RSUs were valued using a Monte Carlo Simulation model to account for the market condition on grant date.

There were 37,020 RSU MSPs granted during the six months ended July 2, 2023 with a per unit discount of $10.20, compared to 0 RSU MSPs granted during the six months ended July 3, 2022.

Compensation expense related to the Company’s share-based plans for the six months ended July 2, 2023 and July 3, 2022 was $2.3 million and $0.4 million, respectively. The significant increase in compensation cost in the six months ended July 2, 2023 compared with the same prior-year period relates primarily to forfeitures associated with the departure of the Company's former CEO in January 2022 as well as the delay in granting annual equity awards in 2022. Compensation expense for the six months ended July 2, 2023 was recorded entirely in selling, general and administrative expenses. Compensation expense for the six months ended July 3, 2022 was recorded as follows: $1.0 million in selling, general and administrative expenses and $(0.6) million in special charges (recoveries), net. Special charges (recoveries), net relate to forfeitures associated with the departure of the Company's former CEO, partially offset by certain equity vesting accelerations for the Company's former CEO and other Corporate staff whose positions were eliminated. As of July 2, 2023, there were $9.3 million of total unrecognized compensation costs related to the Company’s outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

The weighted average contractual term for stock options outstanding and exercisable as of July 2, 2023 was 1.6 years.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 2, 2023 was $1.3 million and the aggregate intrinsic value of RSU Awards outstanding as of July 2, 2023 was $26.0 million.

(14) Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders’ equity, for the six months ended July 2, 2023 and July 3, 2022 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2021	(54,432)	4,944	688	$(48,800)
Other comprehensive (loss) income	(11,450)	97	(688)	(12,041)
Balance as of July 3, 2022	$(65,882)	$5,041	$—	$(60,841)

Balance as of December 31, 2022	$(66,887)	$22,778	$—	$(44,109)
Other comprehensive income (loss)	1,228	(98)	—	1,130
Balance as of July 2, 2023	$(65,659)	$22,680	$—	$(42,979)

(15) Income (Loss) Per Common Share (“EPS”)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic weighted average shares outstanding	20,392	20,361	20,380	20,336
Effect of dilutive securities (1)	—	67	—	—
Dilutive weighted average shares outstanding	20,392	20,428	20,380	20,336
(1) Includes the effect of dilutive stock options, RSU Awards and RSU MSPs

For the three months ended July 2, 2023, there were 16,680 anti-dilutive stock options, RSU Awards, and RSU MSPs with exercise (grant) prices ranging from $42.62 to $60.99. For the three months ended July 3, 2022, there were 102,869 anti-dilutive stock options, RSU Awards and RSU MSPs with exercise (grant) prices ranging from $31.52 to $60.99.

(16) Subsequent Events

On July 26, 2023, the Company completed a sale-leaseback transaction for its Monroe, North Carolina facility. For the sale of the land and building, the Company received net proceeds of $15.4 million in cash. Concurrent with the sale, the Company leased back the facility at market rate for an initial lease term of 15 years with no option to renew. The Company will account for the transaction during the third quarter of 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including the expected timing, completion and effects of the proposed acquisition of the Company by Cube BidCo, Inc. ("Parent") through the merger if Cube Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the "Merger") pursuant to that certain Agreement and Plan of Merger, dated June 5, 2023, by and among the Company, Parent and Merger Sub (as amended, the "Merger Agreement"), the potential direct and indirect impacts of the COVID-19 pandemic on our business, our ability to remediate the material weaknesses in our internal control over financial reporting, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the impacts of the COVID-19 pandemic on the global economy; any adverse changes in governmental policies or laws, including tax laws; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels, including our ability to prevent cost overruns and reduce costs; supply chain disruptions; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; increases in interest rates; our ability to successfully defend product liability actions; the outcome of litigation or claims made against us; current highly inflationary environment; volatility and disruptions in the capital markets; systemic pressures in the banking system, including potential disruptions in credit markets; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of the COVID-19 pandemic, rising inflation, increasing interest rates, increasing recessionary risks, natural disasters, military conflicts, including the conflict between Russia and Ukraine, terrorist attacks, uncertainties as to the timing of the Merger, uncertainties as to how many of the Company’s stockholders will vote their stock in favor of the transaction; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement; the ability of the parties to consummate the proposed transaction on a timely basis or at all; the satisfaction of the conditions precedent to the consummation of the proposed transaction, including the ability to secure regulatory approvals and stockholder approval on the terms expected, at all or in a timely manner; the effects of the transaction (or the announcement or pendency thereof) on relationships with associates, customers, manufacturers, suppliers, employees (including the risks relating to the ability to retain or hire key personnel), other business partners or governmental entities; transaction costs; the risk that the Merger will divert management’s attention from the Company’s ongoing business operations or otherwise disrupts the Company’s ongoing business operations; changes in the Company’s businesses during the period between now and the closing; certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; risks associated with litigation relating to the proposed transaction, and other similar matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and the Risk Factor included in Part II 1A in this Quarterly Report on Form 10-Q, each of which is filed with the Securities and Exchange Commission (“SEC”) and is available on the SEC's website at www.sec.gov. The forward-looking statements in this Quarterly Report on Form 10-Q, other than statements regarding the proposed Merger, do not assume the consummation of the Merger unless specifically stated otherwise. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Our forward-looking statements do not reflect the potential impact of the Merger, or assume its consummation, unless specifically stated otherwise.

Proposed Merger with Cube BidCo, Inc.

On June 5, 2023, the Company entered into the Merger Agreement with Parent and Merger Sub. Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge Parent and Merger Sub are affiliates of investment funds managed by Kohlberg Kravis & Roberts & Co. L.P., a global investment firm.

If the Merger is completed, each share of Company common stock, par value $0.01 per share, will be converted into the right to receive (x) an amount in cash equal to $56.00 and (y) solely in the event the consummation of the Merger occurs after November 1, 2023, an amount in cash equal to the product of (x) (A) $1.00 divided by (B) 61 and multiplied by (y) the number of calendar days elapsed during the period commencing on, and including, November 1, 2023, and ending on, and including, the earlier of December 31, 2023 or the closing date of the Merger, in each case, without interest thereon, less any applicable withholding taxes.

The Merger Agreement contains customary representations and covenants that the Company must observe, including certain interim operating covenants that may restrict the Company's operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of the Company's compensation arrangements will be triggered at the closing of the Merger. In addition, the Merger Agreement also contains certain termination rights that may require us to pay Parent a $42,750,000 termination fee under certain circumstances. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, and the amendments thereto, copies of which are incorporated by reference as exhibits to this Quarterly Report of Form 10-Q.

The Merger is presently expected to close not later than the fourth quarter of calendar year 2023, subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (ii) the requisite shareholder approval being received. The 30-day waiting period imposed by the HSR Act in connection with the Merger expired on July 20, 2023, without action by the Federal Trade Commission. The expiration of the HSR Act waiting period satisfies one of the conditions to the closing of the transaction. The Company cannot predict with certainty, however, whether or when the requiring closing conditions will be satisfied or if the Merger will close at all.

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

The Company's Aerospace & Defense segment continues to experience lingering effects from the COVID-19 pandemic, primarily in our Commercial Aerospace end markets, and impacts from volatile foreign exchange rates and interest rates. Commercial Aerospace order rates improved during the three and six months ended July 2, 2023 compared to the same periods last year ending July 3, 2022, as demand for original equipment manufacturer (OEM) components and aftermarket services increased with air framer production rates and aircraft utilization. We currently expect that a recovery to pre-pandemic levels of demand will not occur until the end of 2024. Although our Defense business has been less impacted by the pandemic, we did experience a slowdown in government spending on spare parts as well as some delays on key programs which impacted our revenues in 2022. However, we expect a return to near term and long-term growth in this end market driven by our positions on key U.S. defense programs, including the Joint Strike Fighter and Columbia class submarines, strong backlog, and new product introductions in close partnership with our customers. We continue to focus on increasing our global aftermarket and deploying value-based pricing across the segment, both of which we expect will contribute to growth and margin expansion.

The Company's Industrial reporting segment continues to experience some impact from the ongoing conflict between Russia and Ukraine, impacts driven by global energy inflation, volatile foreign exchange rates, as well as lingering effects of the COVID-19 pandemic. We exited 2022 with a strong backlog that positions the Industrial segment well for revenue growth in 2023 and beyond. We expect strong growth in our longer-cycle end markets, such as Commercial Marine and Downstream Oil & Gas, as we deliver on improved orders from 2022. Our General Industrial end market, which includes products that serve power generation, chemical processing, and other customers, is expected to experience some slowdown in Europe, but moderate growth in North America. We continue to focus on increasing our global aftermarket, deploying value-based pricing across the segment, and simplifying our organizational structure to drive growth and margin expansion.

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

We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. government and other governments, along with any responses from Russia that could directly affect our supply chain, business partners or customers. The Company had previously recognized $5.4 million in revenue and $3.5 million in related costs of revenues cumulatively over the period of 2019 through 2022 with a Russian customer within its Industrial segment. During the second quarter of 2023, the U.S. government has imposed tighter sanctions of Russia that has resulted in prohibition of the Company's pending shipment to the Russia customer. The Company has concluded that it is unable to satisfy its performance obligation under the contract and as the result, the Company has reversed the $5.4 million revenue and the related contract assets recognized previously. The aggregate revenue from customers in Russia and Ukraine for each of the fiscal years ended 2022 and 2021 was less than 1% of consolidated net revenues, primarily related to our Downstream Oil & Gas business in the Industrial reporting segment. Additionally, the conflict between Russia and Ukraine has and continues to adversely impact demand in that region, increase energy costs related to our operations, and negatively impact material cost and availability.

Critical Accounting Estimates

The critical accounting policies used in preparation of our condensed consolidated financial statements for the three and six months ended July 3, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022.

Results of Operations

Three Months Ended July 2, 2023 Compared with Three Months Ended July 3, 2022

Consolidated Operations

	Three Months Ended
(in thousands)	July 2, 2023	July 3, 2022	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	$73,528	$67,271	$6,257	$5,969	$288
Industrial	135,281	124,105	11,176	11,558	(382)
Net revenues	$208,809	$191,376	$17,433	$17,527	$(94)

Net revenues for the three months ended July 2, 2023 were $208.8 million, an increase of $17.4 million, or 9%, as compared to the three months ended July 3, 2022, driven by increased volumes and improved pricing partially offset by the reversal of previously recognized revenue of $5.4 million on a Russian order which the Company determined it can no longer deliver as discussed within the Company Overview.

Segment Results

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
(in thousands, except percentages)	July 2, 2023	July 3, 2022
Net revenues
Aerospace & Defense	$73,528	$67,271
Industrial	135,281	124,105
Net revenues	$208,809	$191,376

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$15,239	$13,566
Industrial - Segment Operating Income	15,626	8,484
Corporate expenses	(7,157)	(5,485)
Subtotal	23,708	16,565
Restructuring (recoveries) charges, net	(47)	4,695
Special charges (recoveries), net	5,242	(10,425)
Special and restructuring charges, net (1)	5,195	(5,730)
Acquisition amortization (2)	8,010	9,178
Acquisition depreciation (2)	959	1,239
Restructuring, impairment and other costs, net	8,969	10,417
Consolidated operating income	9,544	11,878
Interest expense, net	14,957	10,203
Other income, net	(1,130)	(1,638)
(Loss) income before income taxes	$(4,283)	$3,313

Consolidated Operating Margin	4.6%	6.2%

(1) See Special and Restructuring Charges (Recoveries), Net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	July 2, 2023	July 3, 2022	Change
Net Revenues	$73,528	$67,271	$6,257
Segment Operating Income	$15,239	$13,566	$1,673
Segment Operating Margin	20.7%	20.2%
Segment Orders	$95,410	$69,053	$26,357

Aerospace & Defense segment net revenues increased by $6.3 million, or 9%, to $73.5 million for the three months ended July 2, 2023 as compared to the three months ended July 3, 2022. The increase was driven by an increase in our Commercial business of 39% partially offset by a decrease in our Defense business of 13% and favorable foreign currency fluctuations of less than 1%.

Segment operating income increased $1.7 million, or 12% for the three months ended July 2, 2023 as compared to the three months ended July 3, 2022. The increase in operating income was primarily driven by higher volumes and improved pricing.

Segment operating margin increased from 20.2% for the three months ended July 3, 2022 to 20.7% for the three months ended July 2, 2023. The increased operating margin reflects the impact of improved pricing.

We define orders as a legally binding agreement for the Company to provide goods at a determined price, on terms and conditions that are firm enough to assure payment by the customer. We use orders as a leading indicator of current business demand from customers for products and services, and believe the information is useful to investors for the same reason.

Aerospace & Defense segment orders increased $26.4 million, or 38%, for the three months ended July 2, 2023 as compared to the three months ended July 3, 2022, primarily driven by increases in both our Commercial and Defense businesses of 53% and 24%, respectively and favorable currency fluctuations of 1%.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	July 2, 2023	July 3, 2022	Change
Net Revenues	$135,281	$124,105	$11,176
Segment Operating Income	$15,626	$8,484	$7,142
Segment Operating Margin	11.6%	6.8%
Segment Orders	$141,033	$139,370	$1,663

Industrial segment net revenue increased $11.2 million, or 9% for the three months ended July 2, 2023 as compared to the three months ended July 3, 2022. The increase was driven by increases in both the Pumps and Valves businesses of 12% and 5%, respectively, partially offset by unfavorable foreign currency fluctuations of less than 1%. During the three months ended July 2, 2023, In addition, industrial segment net revenue was negatively impacted by the reversal of previously recognized revenue of $5.4 million on a Russian order which the Company determined it can no longer deliver as discussed within the Company Overview. Excluding the impact of the Russia order, revenues would have increased 13% in the Industrial segment and 18% in the Valves business.

Segment operating income increased $7.1 million, or 84%, for the three months ended July 2, 2023 as compared to the three months ended July 3, 2022. The increase was primarily driven by improved pricing and the reduction in losses driven by the Pipeline Engineering business of $1.1 million in corresponding prior period partially offset by unfavorable foreign currency fluctuation of 1%. The Industrial segment operating income was negatively impacted by the reversal of revenue on a Russia order discussed within the Company Overview. Excluding the Russia order impact, operating income would have increased 147% for the Industrial segment.

Industrial segment operating margin increased to 11.6% in the three months ended July 2, 2023 from 6.8% for the three months ended July 3, 2022. The improved margin was primarily driven by improved pricing and the reduction in losses driven by exit of the Pipeline Engineering business in 2022, partially offset by unfavorable foreign currency fluctuations. The Industrial segment operating margin was also impacted by the reversal of revenue on a Russia order discussed within the Company Overview. Excluding the Russia order impact, segment operating margin would have been 15.5%.

Industrial segment orders increased $1.7 million, or 1%, for the three months ended July 2, 2023 as compared to the three months ended July 3, 2022. The increase in orders was driven by increases in our Pumps business of 6% partially offset by a decrease in our Valves business of 9%.

Corporate Expenses

Corporate expenses were $7.2 million for the three months ended July 2, 2023 compared to $5.5 million for the three months ended July 3, 2022, primarily driven by higher compensation costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended July 2, 2023 the Company incurred special and restructuring charges, net, of $5.2 million compared to net recoveries of $5.7 million during the three months ended July 3, 2022. These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring (recoveries) charges net”. These recoveries and charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended July 2, 2023 and July 3, 2022, the Company recorded amortization expense of $8.0 million and $9.2 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or in selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended July 2, 2023 and July 3, 2022, the Company recorded depreciation expense of $1.0 million and $1.2 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During the three months ended July 2, 2023 and July 3, 2022, the Company recorded interest expense, net of $15.0 million and $10.2 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other (Income), net

During the three months ended July 2, 2023, the Company recorded other income, net of $1.1 million, as compared to other income, net of $1.6 million for the three months ended July 3, 2022. The year-over-year decrease in other income, net is primarily driven by increased pension interest cost.

Provision for (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended July 2, 2023 and July 3, 2022 (in thousands, except percentages).

	Three Months Ended
	July 2, 2023	July 3, 2022
(Loss) income before income taxes	$(4,283)	$3,313
Effective tax rate	(100.1)%	(19.5)%
Provision for (benefit from) income taxes	$4,288	$(647)

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

The effective tax rate for the three months ended July 2, 2023, differed from the U.S. federal statutory rate of 21% primarily due to unbenefited U.S. losses, adjustments to the domestic and foreign valuation allowances and the earnings in foreign jurisdictions. The effective tax rate for the three months ended July 3, 2022, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and the expiration of the Company's interest rate swap which resulted in a $2.5 million tax benefit. The Company has a full valuation allowance in the U.S. and Germany, and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

Six Months Ended July 2, 2023 Compared with Six Months Ended July 3, 2022

Consolidated Operations

	Six Months Ended
(in thousands)	July 2, 2023	July 3, 2022	Total Change	Operations	Foreign Exchange
Net revenues
Aerospace & Defense	142,079	$130,641	$11,438	$12,341	$(903)
Industrial	269,827	246,390	23,437	29,337	(5,900)
Net revenues	$411,906	$377,031	$34,875	$41,678	$(6,803)

Net revenues for the six months ended July 2, 2023 were $411.9 million, an increase of $34.9 million, or 9%, as compared to the six months ended July 3, 2022, driven by increased volume and improved pricing partially offset by unfavorable currency fluctuations. Net revenue was negatively impacted during the period due to the reversal of previously recognized revenue of $5.4 million on a Russian order which the Company determined it can no longer deliver as discussed within the Company Overview.

Segment Results

The following table presents certain reportable segment information (in thousands):

	Six Months Ended
(in thousands, except percentages)	July 2, 2023	July 3, 2022
Net revenues
Aerospace & Defense	$142,079	$130,641
Industrial	269,827	246,390
Net revenues	$411,906	$377,031

Income (loss) from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$29,954	$24,886
Industrial - Segment Operating Income	36,029	15,341
Corporate expenses	(13,901)	(13,255)
Subtotal	52,082	26,972
Restructuring (recoveries) charges, net	(263)	11,142
Special charges (recoveries), net	6,943	(7,870)
Special and restructuring charges, net (1)	6,680	3,272
Restructuring related inventory charges, net	—	2,757
Acquisition amortization (2)	15,930	18,569
Acquisition depreciation (2)	2,012	2,285
Restructuring, impairment and other costs, net	17,942	23,611
Consolidated operating income	27,460	89
Interest expense, net	29,485	19,659
Other income, net	(916)	(2,924)
Income (loss) from continuing operations before income taxes	$(1,109)	$(16,646)

Consolidated Operating Margin	6.7%	0.0%

(1) See Special and Restructuring Charges (Recoveries), net in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Six Months Ended
(in thousands, except percentages)	July 2, 2023	July 3, 2022	Change
Net Revenues	$142,079	$130,641	$11,438
Segment Operating Income	$29,954	$24,886	$5,068
Segment Operating Margin	21.1%	19.0%
Segment Orders	$179,811	$146,943	$32,868

Aerospace & Defense segment net revenues increased by $11.4 million, or 9%, to $142.1 million for the six months ended July 2, 2023, as compared to the six months ended July 3, 2022. The increase was driven by increases in our Commercial business of 34% partially offset by a decrease in our Defense business of 9% and unfavorable foreign currency fluctuations of 1%.

Segment operating income increased $5.1 million, or 20% for the six months ended July 2, 2023 as compared to the six months ended July 3, 2022. The increase in operating income was primarily driven by higher volumes and improved pricing.

Segment operating margin increased from 19.0% in the six months ended July 3, 2022 to 21.1% for the six months ended July 2, 2023. The increased operating margin reflects the impact of higher volume and improved pricing.

Aerospace & Defense segment orders increased $32.9 million, or 22%, for the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, driven by an increase in our Commercial and Defense businesses of 39% and 7%, respectively, partially offset by unfavorable foreign currency fluctuations of 1%.

Industrial Segment

	Six Months Ended
(in thousands, except percentages)	July 2, 2023	July 3, 2022	Change
Net Revenues	$269,827	$246,390	$23,437
Segment Operating Income	$36,029	$15,341	$20,688
Segment Operating Margin	13.4%	6.2%
Segment Orders	$298,738	$283,097	$15,641

Industrial segment net revenue increased $23.4 million, or 10% for the six months ended July 2, 2023 as compared to the six months ended July 3, 2022, primarily driven by an increases in both our Pumps and Valves businesses of 15% and 4%, respectively partially offset by unfavorable foreign currency fluctuation of 2%. In addition, industrial segment net revenue was negatively impacted by the reversal of previously recognized revenue of $5.4 million on a Russian order which the Company determined it can no longer deliver as discussed within the Company Overview. Excluding the impact of the Russia order, revenues would have increased 12% in the Industrial segment.

Segment operating income increased $20.7 million, or 135%, for the six months ended July 2, 2023 as compared to the six months ended July 3, 2022. The increase was primarily driven by increased volume, pricing initiatives and the reduction in operating losses from the Pipeline Engineering business. The Industrial segment operating income was negatively impacted by the reversal of revenue on the Russia order discussed within the Company Overview. Excluding the Russia order impact, operating income would have increased 170% for the Industrial segment.

Industrial segment operating margin increased to 13.4% in the six months ended July 2, 2023 from 6.2% for the six months ended July 3, 2022. The improved margin was primarily driven by improved reduction in operating losses from the Pipeline Engineering business and pricing initiatives. The Industrial segment operating margin was also impacted by the reversal of revenue on the Russia order discussed within the Company Overview. Excluding the Russia order impact, segment operating margin would have been 14.4%.

Industrial segment orders increased $15.6 million or 6%, for the six months ended July 2, 2023 as compared to the six months ended July 3, 2022, primarily driven by increases in both our Pumps and Valves businesses of 5% and 8%, respectively partially offset by unfavorable foreign currency fluctuation of 2%.

Corporate Expenses

Corporate expenses were $13.9 million for the six months ended July 2, 2023 compared to $13.3 million for the six months ended July 3, 2022, primarily driven by higher compensation costs partially offset by lower benefit costs.

Special and Restructuring Charges (Recoveries), net

During the six months ended July 2, 2023, the Company recorded Special and Restructuring net charges of $6.7 million compared to net charges of $3.3 million in the six months ended July 3, 2022. These amounts are recorded within our condensed consolidated statements of operations caption “Special and restructuring charges (recoveries), net.” These charges are described in further detail in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the six months ended July 2, 2023 and July 3, 2022, the Company recorded amortization expense of $15.9 million and $18.6 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the six months ended July 2, 2023 and July 3, 2022, the Company recorded depreciation expense of $2.0 million and $2.3 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During six months ended July 2, 2023 and July 3, 2022, the Company recorded interest expense of $29.5 million and $19.7 million, respectively. The increase in interest expense was primarily due to higher debt balances and higher interest rates.

Other Expense (Income), net

During the six months ended July 2, 2023, the Company recorded other income, net of $0.9 million, as compared to other income, net of $2.9 million for the six months ended July 3, 2022. The reduction is driven by foreign currency fluctuation partially offset with higher pension interest costs and lower return on pension assets.

Provision for Income Taxes

The table below outlines the change in effective tax rate for the six months ended July 2, 2023 and July 3, 2022 (in thousands, except percentages).

	Six Months Ended
	July 2, 2023	July 3, 2022
Income (loss) before income taxes	$(1.109)	$(16,646)
Effective tax rate	(709.6)%	(5.3)%
Provision for income taxes	$7,869	$875

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

The effective tax rate for the three months ended July 2, 2023, differed from the U.S. federal statutory rate of 21% primarily due to unbenefited U.S. losses, adjustments to the domestic and foreign valuation allowances and the earnings in foreign jurisdictions. The effective tax rate for the three months ended July 3, 2022, differed from the U.S. federal statutory rate primarily due to adjustments to the domestic and foreign valuation allowances and the expiration of the Company's interest rate swap which resulted in a $2.5 million tax benefit. The Company has a full valuation allowance in the U.S. and Germany, and intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

The following table summarizes our cash flow activities for the six-month periods indicated (in thousands):

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash (used in) provided by:
Operating activities	$(11,821)	$(19,517)
Investing activities	(5,432)	19,716
Financing activities	12,178	(1,061)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	487	(3,848)
(Decrease) increase in cash, cash equivalents and restricted cash	$(4,588)	$(4,710)

During the six months ended July 2, 2023, cash used in operations was $11.8 million compared to cash used in operations of $19.5 million during the prior corresponding period. The $7.7 million decrease in cash used in operating activities was primarily due to a lower net loss in the current period partially offset by an increase in inventories and a reduction in accounts payable and other accrued liabilities.

During the six months ended July 2, 2023, cash used in investing activities was $5.4 million compared to $19.7 million of cash generated from investing activities in the prior year period. The $25.1 million period-over-period decrease in cash generated in investing activities was because the prior year corresponding period included cash received from the sale of real estate located in Walden, New York and Tampa, Florida.

During the six months ended July 2, 2023, cash generated by financing activities was $12.2 million as compared to cash used in financing activities of $1.1 million during the prior corresponding period. The $13.2 million period-over-period increase in cash provided by financing activities is a result of prior corresponding period included the payment of $16.7 million of debt issuance costs associated with credit amendments.

As of July 2, 2023, total debt (including current portion and other short-term borrowings) was $510.9 million compared to $496.5 million as of December 31, 2022. Total debt is net of unamortized term loan debt issuance costs of $18.7 million and $20.4 million at July 2, 2023 and December 31, 2022, respectively. Total debt as a percentage of total shareholders’ equity was 334% as of July 2, 2023 compared to 312% as of December 31, 2022.

We entered into a secured credit agreement, dated as of December 20, 2021 (“Credit Agreement”), which provides for a $100.0 million revolving line of credit with a five-year maturity and a $530.0 million term loan with a seven year maturity of which the term loan was funded in full at closing. This Credit Agreement replaced and terminated the Company's Credit Agreement, dated as of December 11, 2017, (“Prior Credit Agreement”) under which the Company had borrowings of $492.0 million on its term loan and $38.7 million on its revolving line of credit as of December 20, 2021. The Company amended its Credit Agreement with the First Amendment on April 8, 2022, the Second Amendment on May 27, 2022, and the Third Amendment on June 30, 2023. For further discussion of these amendments, see Note 8, Financing Arrangements.

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

As of July 2, 2023, we had gross borrowings of $489.6 million outstanding under our term loan, $40.0 million outstanding under our revolving credit facility and $30.1 million of outstanding letters of credit with available capacity to borrow an additional $40.0 million under the revolving credit facility, subject to the terms and conditions of that facility.
We were in compliance with all financial covenants related to our existing debt obligations at July 2, 2023 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from the date of issuance of the financial statements.

As of July 2, 2023, the Company's cash and cash equivalent balances, totaled $58.6 million. The majority of the Company’s cash and cash equivalent balances are held in foreign bank accounts. This compares to $64.3 million of cash and cash equivalents as of December 31, 2022, of which the majority was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our New Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

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

Under the Merger Agreement, we have agreed to various customary covenants and agreements, including, among others, covenants to use commercially reasonable efforts to conduct our business in the ordinary course of business during the interim period between execution of the Merger Agreement and the consummation of the Merger. Outside of certain limited exceptions, we may not engage in or take specified actions during this period unless agreed to in writing by Parent, which include, among others:
•Acquiring entities, including any business or divisions thereof;
•Disposing of material assets or properties;
•Making capital expenditures above specified thresholds;
•Incurring any indebtedness for borrowed money;
•Conducting business or operations in Russia;
•Issuing any shares of our capital stock or securities convertible into shares of our capital stock or granting or issuing new equity awards; and
•Repurchasing shares of our capital stock.

We do not believe these restrictions will prevent us from funding our ongoing operating costs or satisfying our working capital and capital expenditure requirements.

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

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of July 2, 2023, the interest rate on the Company's term loan portion was 10.693%. In 2018, the Company entered into an interest rate swap to mitigate the inherent rate risk associated with our outstanding variable rate debt. This hedging instrument matured in April 2022 and the Company is currently unhedged against changes in interest rates. Refer to Financial Instruments in Note 8, Financing Arrangements, of the consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of July 2, 2023, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of July 2, 2023, based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of July 2, 2023, due to the material weaknesses discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its assessment, Management concluded that deficiencies existed as of July 2, 2023, as the Company did not maintain a sufficient number of finance, accounting and internal controls personnel across the organization to identify and prevent the misstatements.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors set forth below. The risks identified in these risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risk we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition and/or operating results. The following risk factors supplement the risk factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

RISKS RELATED TO MERGER

Failure to complete the Merger, or delays in completing the Merger, could materially adversely affect our business, financial condition, results of operations and stock price.

The proposed Merger is subject to various closing conditions such as the approval of our shareholders, among other customary closing conditions. It is possible that our shareholders will not approve the Merger or that a governmental authority may enjoin or otherwise prohibit the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

If the Merger is not completed, our ongoing business may be adversely affected, and we will be subject to a number of risks, including the following:

•we may be required to pay Parent a termination fee of $42,750,000 if the Merger Agreement is terminated under certain circumstances;

•the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;

•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees; and

•matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company, in each case, without realizing any of the benefits of having completed the Merger, which may adversely affect our business and financial results. The market price of our common stock might decline materially as a result of any such failures to the extent that the current market prices reflect a market assumption that the Merger will be completed. If that were to occur, it is uncertain when, if ever, the price of our common stock would return to the price levels at which shares of our common stock currently trade.

We may also be negatively impacted if the Merger Agreement is terminated and our Board of Directors seeks but is unable to find another business combination or strategic transaction offering equivalent or more attractive benefits than the benefits expected to be provided in the Merger, or by our officers or members of our Board of Directors being subject to litigation related to entering into or failing to consummate the Merger.

Uncertainty about the Merger may adversely affect our business and our relationships with employees, customers, suppliers and others with whom we do business, and the Merger may disrupt our current plans and operations or divert management’s attention away from ongoing business opportunities and operational matters.

Uncertainty about the completion or effect of the Merger may affect the relationship between us and our employees, clients and suppliers, which may have an adverse effect on our business, financial condition and results of operations. These uncertainties may cause clients, suppliers and others that deal with us to seek to change existing business relationships and to delay or defer decisions concerning us. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock. Parent may terminate the Merger Agreement under certain circumstances, including if there is a material adverse change in our business. If that were to happen, we may not be entitled to a termination fee under the Merger Agreement, or the applicable termination fee may be insufficient to compensate us.

In addition, we are dependent on the experience and industry knowledge of our officers, key management personnel and other key employees to operate our business and execute our business plans. Our current and prospective employees may experience uncertainty about their roles following the Merger, which may have an adverse effect on our ability to attract or retain key management personnel and other key employees. Our business could be negatively impacted if key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the business if the Merger is not consummated. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that could discourage or deter a potential alternative purchaser that might otherwise have an interest in a business combination with us.

The Merger Agreement contains provisions that may discourage a third party from submitting an alternative proposal to us during the pendency of the proposed Merger as well as afterward, should the Merger not be consummated, that might result in greater value to our shareholders than the Merger. These Merger Agreement provisions include a prohibition on soliciting or entering into discussions with any third party regarding any alternative proposals, subject to limited exceptions. However, our Board of Directors is permitted to take certain actions that it believes in good faith, after consultation with its advisors, the failure of which to take would reasonably be expected to be inconsistent with its fiduciary duties.

In addition, we may be required to pay to Parent a termination fee in cash equal to $42,750,000 in certain circumstances involving acquisition proposals for competing transactions.

If the Merger Agreement is terminated and we determine to seek another strategic transaction, we may not be able to negotiate a transaction on terms comparable to, or better than, the terms of the proposed Merger.

Any legal proceedings filed against us in connection with the Merger could delay or prevent the completion of the Merger.

Transactions such as the Merger often give rise to lawsuits by shareholders or other third parties. One of the conditions to the closing of the Merger is that the consummation of the Merger is not then prohibited or made illegal by any law, order, injunction or decree. In connection with the Merger, plaintiffs may file lawsuits against us and/or our directors and officers in connection with the Merger. Such legal proceedings could also prevent or delay the completion of the Merger and result in additional costs. In addition, if any lawsuit is successful in obtaining an injunction prohibiting us or Parent from consummating the Merger on the agreed upon terms, the injunction may prevent the Merger from being completed within the expected timeframe, or at all. If the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the three months ended July 2, 2023, no director or officer of the Company adopted or terminated a "Rule
10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of
Regulation S-K. There were no reportable events during the quarter ended July 2, 2023. otherwise reportable under this Item 5.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
10.1		Agreement and Plan of Merger, dated as of June 5, 2023, by and among Cube BidCo, Inc., Cube Merger Sub, Inc., and Company, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 5, 2023
10.2		Amendment No. 1 to Agreement and Plan of Merger, dated as of June 26, 2023, by and among Cube BidCo, Inc., Cube Merger Sub, Inc., and Company, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 27, 2023
10.3		Amendment No. 2 to Agreement and Plan of Merger, dated as of June 29, 2023, by and among Cube BidCo, Inc., Cube Merger Sub, Inc., and Company, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 30, 2023
10.4		Amendment No. 3 to Credit Agreement, dated as of June 26, 2023, by and among the Company, as borrower, the other credit parties party thereto, each lender and letter of credit issuer from time to time party thereto and Truist Bank, as administrative agent and collateral agent
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, as filed with the Securities and Exchange Commission on August 10, 2023, formatted in inline XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 2, 2023 and December 31, 2022
	(ii)	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 2, 2023 and July 3, 2022
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended July 2, 2023 and July 3, 2022
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months ended July 2, 2023 and July 3, 2022
	(v)	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended July 2, 2023 and July 3, 2022
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

August 10, 2023	/s/ Tony Najjar
Tony Najjar
President and Chief Executive Officer
Principal Executive Officer

August 10, 2023	/s/ Arjun Sharma
Arjun Sharma
Chief Financial Officer and Senior Vice President, Business Development
Principal Financial Officer

August 10, 2023	/s/ Joseph C. Losak, II
Joseph C. Losak, II
Vice President and Corporate Controller
Principal Accounting Officer